Form 10-Q
period 1996-09-30
PLM EQUIPMENT GROWTH FUND V
filed 1996-11-13
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1996.


     [  ]         Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from              to


                         Commission file number 33-32258
                             -----------------------



                           PLM EQUIPMENT GROWTH FUND V
             (Exact name of registrant as specified in its charter)



         California                                         94-3104548
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

One Market, Steuart Street Tower
  Suite 800, San Francisco, CA                               94105-1301
   (Address of principal                                     (Zip code)
     executive offices)


        Registrant's telephone number, including area code (415) 974-1399
                             -----------------------



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)

                                 BALANCE SHEETS
                            (in thousands of dollars)

                                     ASSETS


                                                                             September 30,         December 31,
                                                                                 1996                  1995
                                                                             ------------------------------------

   Equipment held for operating leases                                       $   156,076           $   159,314
   Less accumulated depreciation                                                 (76,859 )             (85,564 )
                                                                             ------------------------------------
     Net Equipment                                                                79,217                73,750

   Cash and cash equivalents                                                       4,214                 5,583
   Restricted cash                                                                    76                   223
   Investments in unconsolidated special purpose entities                          9,953                16,158
   Accounts and note receivable, net of allowance for
     doubtful accounts of $130 in 1996 and $54 in 1995                             2,725                 2,583
   Net Investment in direct finance lease                                          2,376                 2,637
   Deferred charges, net of accumulated amortization of
     $1,370 in 1996 and $1,202 in 1995                                               784                   512
   Prepaid expenses and other assets                                                 231                   193
                                                                             ------------------------------------

    Total assets                                                             $    99,576           $   101,639
                                                                             ====================================


                    LIABILITIES AND PARTNERS' CAPITAL


   Liabilities:

   Accounts payable and accrued expenses                                      $       875           $       890
   Due to affiliates, net                                                             807                 1,116
   Prepaid deposits and reserve for repairs                                         3,535                 3,616
   Note payable                                                                    38,000                38,000
                                                                              -------------------------------------
         Total liabilities                                                         43,217                43,622

   Partners' capital:

   Limited Partners (9,169,019 Depositary Units at September 30,
     1996 and 9,175,944 at December 31, 1995)                                      56,359                58,017
   General Partner                                                                     --                    --
                                                                              -------------------------------------
         Total partners' capital                                                   56,359                58,017
                                                                              -------------------------------------

   Total liabilities and partners' capital                                    $    99,576           $   101,639
                                                                              =====================================



                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (In thousands of dollars except per unit amounts)


                                                       For the three months               For the nine months
                                                       ended September 30,                ended September 30,
                                                         1996         1995               1996            1995
                                                    --------------------------------------------------------------

   Revenues:

     Lease revenue                                  $   5,528      $   9,113          $ 20,648        $ 26,130
     Interest and other income                            532            201             1,162             805
     Net gain on disposition of equipment               3,118            174            13,807           2,957
                                                    --------------------------------------------------------------
         Total revenues                                 9,178          9,488            35,617          29,892

   Expenses:

     Depreciation and amortization                      3,404          4,490             9,633          12,617
     Management fees to affiliate                         330            468             1,076           1,354
     Repairs and maintenance                              710          1,012             1,865           3,228
     Interest expense                                     686            771             2,127           2,317
     Marine equipment operating expenses                1,250          2,165             4,887           5,760
     Insurance expense to affiliate                       184            241               589             756
     Other insurance expense                              177            202               781             765
     General and administrative
       expenses to affiliates                             235            116               591             370
     Other general and administrative expenses            206            176               583             414
     Provision for (recovery of) bad debts                 48            (31 )              77             (56 )
                                                    --------------------------------------------------------------
         Total expenses                                 7,230          9,610            22,209          27,525
                                                    --------------------------------------------------------------

   Equity in net income (loss) of unconsolidated
     special purpose entities                               4             --              (498 )            --
                                                    --------------------------------------------------------------

   Net income (loss)                                $   1,952      $    (122 )        $ 12,910        $  2,367
                                                    ==============================================================

   Partners' share of net income (loss):

     Limited Partners                               $   1,711      $    (363 )        $ 12,186        $  1,641
     General Partner                                      241            241               724             726
                                                    --------------------------------------------------------------

   Total                                            $   1,952      $    (122 )        $ 12,910        $  2,367
                                                    ==============================================================

   Net income (loss) per Depositary Unit
     (9,169,019 Units in 1996 and 9,175,944
     in 1995)                                       $    0.19      $   (0.04 )        $   1.33        $   0.18
                                                    ==============================================================

   Cash distributions                               $   4,834      $   4,831          $ 14,489        $ 14,510
                                                    ==============================================================

   Cash distributions per Depositary Unit           $    0.50      $    0.50          $   1.50        $   1.50
                                                    ==============================================================




                       See accompanying notes to financial
                                  statements.



                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1994 to September 30, 1996
                                 (in thousands)



                                                                  Limited             General
                                                                 Partners             Partner             Total
                                                                ----------------------------------------------------

   Partners' capital at December 31, 1994                       $   75,893          $      --           $   75,893

   Net income                                                        1,077                968                2,045

   Repurchase of Depositary Units                                     (579 )               --                 (579 )

   Cash distributions                                              (18,374 )             (968 )            (19,342 )
                                                                -----------------------------------------------------

   Partners' capital at December 31, 1995                           58,017                 --               58,017

   Net income                                                       12,186                724               12,910

   Repurchase of Depositary Units                                      (79 )               --                  (79 )

   Cash distributions                                              (13,765 )             (724 )            (14,489 )
                                                                -----------------------------------------------------

   Partners' capital at September 30, 1996                      $   56,359          $      --           $   56,359
                                                                =====================================================













                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            For the nine months ended
                                                                                                 September 30,
                                                                                           1996                   1995
                                                                                       -------------------------------------

  Operating activities:
    Net income                                                                         $   12,910             $   2,367
    Adjustments to reconcile net income to
      cash provided by operating activities:
        Depreciation and amortization                                                       9,633                12,617
        Net gain on disposition of equipment                                              (13,807 )              (2,957  )
        Cash distributions from unconsolidated special purpose entities
           in excess of loss                                                                4,151                    --
        Changes in operating assets and liabilities:
          Increase in restricted cash                                                         147                  (101  )
          Accounts and note receivable, net                                                  (142 )               1,649
          Prepaid expenses and other assets                                                   (38 )                  69
          Due to affiliates, net                                                             (306 )                 824
          Accounts payable and accrued expenses                                                (9 )                 728
          Prepaid deposits and reserve for repairs                                            (81 )               1,001
                                                                                       -------------------------------------
  Cash provided by operating activities                                                    12,458                16,197
                                                                                       -------------------------------------

  Investing activities:
    Proceeds from disposition of equipment                                                 29,028                13,422
    Payments for purchase of equipment and capital
        improvements                                                                      (31,235 )             (22,662  )
    Payments of acquisition-related fees to affiliate                                      (1,387 )              (1,004  )
    Payments of lease negotiation fees to affiliate                                          (308 )                (223  )
    Investment in equipment purchased and placed in
       unconsolidated special purpose entities                                             (5,919 )                  --
    Liquidation of investment in equipment placed in
       unconsolidated special purpose entities                                             10,455                    --
    Finance lease payments received                                                           240                    --
                                                                                       -------------------------------------
                                                                                       -------------------------------------
  Cash provided by (used in) investing activities                                             874               (10,467  )
                                                                                       -------------------------------------

  Financing activities:
    Proceeds from short term note payable                                                   5,610                    --
    Payments of short-term note payable                                                    (5,610 )                  --
    Cash distributions paid to an affiliate                                                  (724 )                (726  )
    Cash distributions paid to the limited partners                                       (13,765 )             (13,784  )
    Payments for loan costs                                                                  (133 )                  --
    Repurchases of depositary units                                                           (79 )                (579  )
                                                                                       -------------------------------------
  Cash used in financing activities                                                       (14,701 )             (15,089  )
                                                                                       -------------------------------------

  Net decrease in cash and cash equivalents                                                (1,369 )              (9,359  )

  Cash and cash equivalents at beginning of period                                          5,583                20,200
                                                                                       -------------------------------------

  Cash and cash equivalents at end of period                                           $    4,214             $  10,841
                                                                                       =====================================

  Supplemental information:
    Interest paid                                                                      $    2,157             $   1,436
                                                                                       =====================================


                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996


1.   Opinion of Management

                  In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund V (the "Partnership") as of September 30, 1996, the statements of operations for the three and nine months ended September 30, 1996 and 1995, the statements of cash flows for the nine months ending September 30, 1996 and 1995, and the statements of changes in partners' capital for the period December 31, 1994 to September 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Repurchase of Depositary Units

At December 31, 1995, the Partnership agreed to repurchase approximately 7,900 Depositary Units for an aggregate purchase price of $90,000. As of September 30, 1996, the Partnership repurchased 6,925 Depositary Units for $79,000 The General Partner anticipates that the remaining Units will be repurchased during the next three months.

3.   Investments in Unconsolidated Special Purpose Entities

During the second half of 1995, the Partnership began to increase the level of its participation in the ownership of large-ticket transportation assets to be owned and operated jointly with affiliated programs. This trend continued during the early months of 1996.

Prior to 1996, the Partnership accounted for operating activities associated with joint ownership of transportation equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, equity in net income (loss) of unconsolidated special purpose entities, under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

During the nine months ended September 30, 1996, the Partnership purchased a partial beneficial interest in a trust owning five commercial aircraft for $5.6 million and incurred acquisition and lease negotiation fees of $0.3 million to PLM Transportation Equipment Corporation (TEC), an affiliate of the General Partner.


                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

3.   Investments in Unconsolidated Special Purpose Entities (continues)

The net investments in unconsolidated special purpose entities include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                                   September 30          December 31,
    Ownership   Equipment                                                             1996                 1995
   ---------------------------------------------------------------------------------------------------------------
       50%      Bulk carrier                                                     $    3,225           $   3,778
       50%      Product tanker                                                        2,308               2,841
       17%      Two trusts owning three commercial aircraft, two
                  aircraft engines, and a portfolio of aircraft rotables              4,412               5,334
       14%      Trust that owns seven commercial aircraft (see below note)                8               4,205
                                                                                 ---------------------------------
                  Net investments                                                $    9,953           $  16,158
                                                                                 =================================

The Partnership had beneficial interests in two Unconsolidated Special Purpose Entities that own multiple aircraft (the "Trusts"). These Trusts contained certain provisions, under certain circumstances, for allowing the removal of specific aircraft to the beneficial owners. A renegotiation of the Partnership's senior loan agreement during the third quarter of 1996 (see note 6), required the Partnership to remove from the Trusts the aircraft designated to the Partnership for loan collateral purposes. As of September 30, 1996, the two Boeing 737 aircraft, one of which was purchased during 1995 and the other which was purchased during 1996, are now reported as owned equipment by the Partnership.

4.   Cash Distributions

     Cash distributions are recorded when paid and totaled $4.8 million and $14.5 million for the three and nine months ended September 30, 1996, respectively. Cash distributions to Unit holders in excess of net income are considered to represent a return of capital on a Generally Accepted Accounting Principle (GAAP) basis. Cash distributions to the Limited Partners of $1.6 million and $12.1 million for nine months ended September 30, 1996 and 1995, respectively, were deemed to be a return of capital. Cash distributions related to the third quarter of 1996 results of $3.2 million were paid or are payable during October and November, depending on whether the individual unit holder elected to receive a monthly or quarterly distribution check.

     5.  Equipment

     Owned equipment held for operating leases is stated at cost. The components of equipment are as follows (in thousands):

                                                 September 30,       December 31,
                                                     1996                1995
                                               ------------------------------------
   Marine vessels                              $    52,259           $   52,259
   Mobile offshore drilling units                       --               25,204
   Marine containers                                24,967               28,278
   Aircraft                                         57,803               32,903
   Rail equipment                                   11,358               11,041
   Trailers                                          9,689                9,629
                                               ------------------------------------
                                                   156,076              159,314
   Less accumulated depreciation                   (76,859 )            (85,564 )
                                               ====================================
   Net equipment                               $    79,217           $   73,750
                                               ====================================

As of September 30, 1996, all of the Partnership's equipment was on lease or operating in PLM-affiliated short-term trailer rental yards except for 12 railcars and 2 trailers with an aggregate net book value of $0.1 million. As of December 31, 1995, all of the Partnership's equipment was on lease or operating in PLM-affiliated short-term trailer rental yards.


                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

     5.  Equipment (continued)

During the nine months ended September 30, 1996, the Partnership purchased four commercial aircraft for $20.9 million and incurred acquisition and lease negotiation fees of $1.1 million to TEC. Also, during the quarter ending September 30 , 1996, two commercial aircraft which were part of the Partnership's investment in a partial beneficial interest in a trust (see note
3) were transferred to the Partnership's owned equipment held for operating lease.

During the nine months ended September 30, 1996, the Partnership disposed of 801 marine containers, 2 aircraft engines and 4 railcars with an aggregate net book value of $4.5 million for proceeds of $7.7 million. The Partnership also sold a mobile offshore drilling unit with a net book value of $10.7 million for proceeds of $21.3 million.

During the nine months ended September 30, 1995, the Partnership disposed of 1,339 marine containers, one railcar, and one marine vessel with a net book value of $5.8 million for proceeds of $5.7 million. The Partnership also sold 97 railcars, which were held for sale as of December 31, 1994, with a net book value of $1.9 million at the date of sale for proceeds of $2.6 million and one marine vessel, which was also held for sale, with a net book value of $4.0 million at the date of sale for proceeds of $5.1 million. Included in the gain on sale of the marine vessels, is the unused portion of accrued dry docking and commissions related to the sale, a net of $1.2 million.

6.   Debt

On September 26, 1996, the existing senior loan agreement was amended and restated to reduce the interest rate, to grant increased flexibility in allowable collateral, to pledge additional equipment to the lenders and to amend the loan repayment schedule from 16 consecutive equal quarterly installments to 20 consecutive quarterly installments with lower principle payments for the first four payments. The Partnership incurred a loan amendment fee of $133,000 to the lender in connection with the restatement of this loan.

The General Partner has entered into a joint $35 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc. (AFG), a subsidiary of PLM International Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on May 31, 1996, to expire on May 23, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than May 23, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of September 30, 1996, AFG had $27,791,000 in outstanding borrowings and neither the Partnership, Fund I, TECAI nor any of the other programs had any outstanding borrowings.

On October 31, 1996, the General Partner amended this agreement (for details refer to "Liquidity and Capital Resources").

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the third quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the three months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $  1,206        $   1,463
   Marine vessels                                                             544              959
   Trailers                                                                   351              368
   Rail equipment                                                             440              360
   Marine containers                                                          675            1,073
   Mobile offshore drilling unit                                               --              636

Aircraft: Aircraft lease revenues and direct expenses were $1.2 million and $10,000, respectively, for the three months ended September 30, 1996, compared to $1.5 million and $8,000, respectively during the same quarter of 1995. The decrease in aircraft contribution was due to the sale of two aircraft engines during the third quarter of 1996. These engines were on lease for the entire quarter during 1995 compared to being on lease for only part of the third quarter of 1996;

Marine vessels: Marine vessel lease revenues and direct expenses were $2.5 million and $2.0 million, respectively, for the three months ended 1996, compared to $3.6 and $2.6 million, respectively during the same quarter of 1995. The decrease in marine vessel contribution was due primarily to two marine vessels which are operating under a time charter during 1996 compared to operating under a voyage charter during 1995. Marine vessels typically earn a higher lease rate while under a voyage charter when compared to a time charter;

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $163,000, respectively, for the three months ended 1996, compared to $0.4 million and $42,000, respectively during the same quarter of 1995. The trailer fleet remained virtually the same for both periods, however, over the past twelve months the number of trailers in the PLM affiliated short-term rental yards has increased due to term leases which expired. These trailers are now earning a higher utilization rate while in the rental yards compared to the fixed term leases. Due to the increase of trailers in the PLM affiliated short-term rental yards, repairs to maintain these trailers in running condition has also increased;

Rail equipment: Rail equipment lease revenues and direct expenses were $0.6 million and $164,000, respectively, for the three months ended 1996, compared to $0.6 million and $242,000, respectively during the same quarter of 1995. Although the railcar fleet remained relatively the same size for both quarters, the increase in railcar contribution resulted from a decrease in running repairs during 1996 which were required on certain of the railcars in the fleet during 1995;

Marine containers: Marine container lease revenues and direct expenses were $0.7 million and $5,000, respectively, for the three months ended 1996, compared to $1.1 million and $13,000, respectively during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container net contribution.

Mobile offshore drilling unit: Mobile offshore drilling unit (MODU) lease revenues and direct expenses were $0 for the three months ended 1996, compared to $0.6 million and $0, respectively during the same quarter of 1995. The decrease in the MODU contribution was due to the sale of this equipment during the later part of the second quarter of 1996;

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $4.9 million for the quarter ended September 30, 1996, decreased from $5.4 million for the same period in 1995 due to a $0.5 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995, and the double declining balance method of depreciation;

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the third quarter of 1996 totaled $3.1 million which resulted mainly from the sale of two aircraft engines with a net book value of $3.1 million, for proceeds of $6.1 million. The remaining gain resulted from the sale or disposal of 260 marine containers with a net book value of $0.6 million for proceeds of $0.7 million. For the third quarter of 1995, the $0.2 million net gain on disposition of equipment resulted from the sale or disposal of 535 marine containers with a net book value of $0.7 million for proceeds of $0.9 million

(D)  Interest and other income

Interest and other income increased $0.3 million during the third quarter of 1996 due primarily to a business interruption claim of $0.2 million which was received during 1996 and interest earned from the finance lease which was not in place during 1995.

(E) Equity in net income (loss) of unconsolidated special purpose entities represents net income generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                            For the three months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft, rotable components, and aircraft engines                    $   (149 )       $   (71 )
   Marine vessels                                                             153               98

Aircraft, rotable components, and aircraft engines: As of September 30 1996, the Partnership has a partial beneficial interest in two trusts which own 3 commercial aircraft, 2 aircraft engines and a portfolio of aircraft rotables. The Partnership also had purchased a partial beneficial interest in two additional trusts during 1996 which were transferred into equipment held for operating lease during the later part of the third quarter of 1996 (see Note 3 and 4 to the financial statements). Revenues earned by these trusts during the third quarter of 1996 of $1.0 million were offset by depreciation and amortization expense, management fees and administrative costs of $1.2 million. As of September 30 1995, the Partnership had a partial beneficial interest in two trusts which own 3 commercial aircraft, 2 aircraft engines and a portfolio of aircraft rotables which was purchased at the end of the third quarter 1995. Revenues earned by these trusts during the third quarter of 1995 of $0.1 million were offset by depreciation and amortization expense, and management fees of $0.2 million.

Marine vessels: As of September 30, 1996, the Partnership owns a 50%-interest in two marine vessels. The revenues generated by this equipment decreased $0.1 million when compared to the same period of 1995 due to one of the marine vessels switching to a time charter during 1996 from a voyage charter during the same period of 1995. Marine operating expenses also decreased $0.1 million as a result of change in the lease. Marine vessels typically earn a higher lease rate and incur higher marine operating expenses while operating under a voyage charter when compared to a time charter. Depreciation expense decreased $0.1 million due to the double-declining balance method of depreciation.

(F)  Net Income (loss)

As a result of the foregoing, the Partnership's net income of $2.0 million for the third quarter of 1996, increased from net loss of $0.1 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the second quarter 1996 is not necessarily indicative of future periods. In the third quarter 1996, the Partnership distributed $4.6 million to the Unitholders, or $0.50 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                             For the nine months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $  3,824        $   3,320
   Marine vessels                                                           2,860            2,988
   Trailers                                                                 1,111            1,088
   Rail equipment                                                           1,264            1,376
   Marine containers                                                        2,449            3,120
   Mobile offshore drilling unit                                            1,061            1,868

Aircraft: Aircraft lease revenues and direct expenses were $3.9 million and $31,000, respectively, for the nine months ended 1996, compared to $3.3 million and $23,000, respectively during the same period of 1995. The increase was due to the purchase of nine aircraft during the later half of the second quarter 1995. This equipment was on lease for the entire nine months ended September 30, 1996 compared to being on lease for only four months during 1995;

Marine vessels: Marine vessel lease revenues and direct expenses were $10.1 million and $7.3 million, respectively, for the nine months ended 1996, compared to $10.7 and $7.7 million, respectively during the same period of 1995. The decrease in marine vessel contribution was due primarily to two marine vessels which were operating under a voyage charter during the first six months of 1996 switching to a time charter during the third quarter of 1996 compared to operating under a time charter during 1995. Marine vessels typically earn a higher lease rate while under a voyage charter when compared to a time charter. The decrease in net contributions was also attributable to the sale of one of the Partnership's marine vessels during the later part of the second quarter of 1995;

Trailers: Trailer lease revenues and direct expenses were $1.4 million and $0.3 million, respectively, for the nine months ended 1996, compared to $1.2 and $86,000, respectively during the same period of 1995. The trailer fleet remained virtually the same for both periods, however, over the past twelve months the number of trailers in the PLM affiliated short-term rental yards has increased due to term leases which expired. These trailers are now earning a higher utilization rate while in the rental yards compared to the fixed term leases. Due to the increase of trailers in the PLM affiliated short-term rental yards, repairs to maintain these trailers in running condition has also increased;

Rail equipment: Rail equipment lease revenues and direct expenses were $1.8 million and $0.5 million, respectively, for the nine months ended 1996, compared to $1.9 million and $0.5 million, respectively during the same period of 1995. The decrease in railcar contribution is due to the sale of 98 railcars during the later month of the second quarter of 1995.

Marine containers: Marine container lease revenues and direct expenses were $2.5 million and $20,000, respectively, for the nine months ended 1996, compared to $3.2 million and $38,000, respectively during the same period of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution.

Mobile offshore drilling unit: Mobile offshore drilling unit (MODU) lease revenues and direct expenses were $1.1 million and $1,000, respectively, for the nine months ended 1996, compared to $1.9 million and $2,000, respectively during the same quarter of 1995. The decrease in the MODU contribution was due to the sale of this equipment during the later part of the second quarter of 1996;


(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $14.1 million for the nine months ended September 30, 1996, decreased from $15.8 million for the same period in 1995 due to a $1.8 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995. The double declining balance method of depreciation was offset, in part, by the purchase of nine aircraft during the later half of the second quarter 1995.

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the nine months ended September 30, 1996 totaled $13.8 million which resulted from the sale of a MODU with a net book value of $10.7 million for proceeds of $21.3 million, 2 aircraft engines, 801 marine containers and 4 railcars with an aggregate net book value of $4.5 million for proceeds of $7.7 million. Net gain on disposition of equipment during the nine months ended September 30, 1995, was realized on the disposal of 1,339 marine containers, two marine vessels, and 98 railcars with an aggregate net book value of $11.7 million for proceeds of $13.4 million. Included in the gain on sale of one of the marine vessels, is the unused portion of dry docking reserves and commissions in the net amount of $1.2 million.

(D)  Interest and other income

Interest and other income increased $357,000 during the nine months ended September 30, 1996 due primarily to a business interruption claim of $0.3 million which was received during 1996 and interest earned from the finance lease which was not in place during 1995. This increase was offset by a decrease in interest income earned on cash investments during 1996 due to lower cash available for investment.

(E) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                             For the nine months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft, rotable components, and aircraft engines                    $   (393 )      $    (71 )
   Marine vessels                                                            (105 )            533

Aircraft, rotable components, and aircraft engines: As of September 30 1996, the Partnership has a partial beneficial interest in two trusts which own 3 commercial aircraft, 2 aircraft engines and a portfolio of aircraft rotables. The Partnership also had purchased a partial beneficial interest in two additional trusts during 1996 which were transferred into equipment held for operating lease during the later part of the third quarter of 1996 (see Note 3 and 4 to the financial statements). Revenues earned by these trusts during the nine months ended September 30, 1996 of $2.8 million were offset by depreciation and amortization expense, management fees and administrative costs of $3.2 million. As of September 30 1995, the Partnership has a partial beneficial interest in two trusts which own 3 commercial aircraft, 2 aircraft engines and a portfolio of aircraft rotables which was purchased at the end of the third quarter 1995. Revenues earned by these trusts during the same period 1995 of $0.1 million were offset by depreciation and amortization expense, and management fees of $0.2 million.

Marine vessels: As of September 30, 1996, the Partnership owns a 50%-interest in two marine vessels. The revenues generated by this equipment decreased $1.2 million when compared to the same period of 1995 due to one of the marine vessels switching to a time charter during 1996 from a voyage charter during the same period of 1995. Marine operating expenses decreased $0.4 when compare to the same period of 1995 also due to the one marine vessel which switched to a time charter during 1996 from a voyage charter during the same period of 1995. Depreciation expense decreased $0.2 million due to the double-declining balance method of depreciation..




(F)  Net Income

As a result of the foregoing, the Partnership's net income of $12.9 million for the nine months ended September 30, 1996, increased from net income of $2.4 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the nine months ended September 30. 1996 is not necessarily indicative of future periods. In the nine months ended September 30, 1996, the Partnership distributed $13.8 million to the Unitholders, or $1.50 per Depositary Unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, DISTRIBUTIONS, AND UNIT REDEMPTION PLAN

The Partnership purchased its initial equipment portfolio with capital raised from its initial equity offering, and permanent debt financing of $38 million. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. The Partnership's total outstanding debt, currently $38.0 million, can only be increased by a maximum of $7.0 million subject to specific covenants in the existing debt agreement. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to partners, and increase the Partnership's equipment portfolio with any remaining available surplus cash.

On September 26, 1996, the existing senior loan agreement was amended and restated to reduce the interest rate, to grant increased flexibility in allowable collateral, to pledge additional equipment to the lenders and to amend the loan repayment schedule from 16 consecutive equal quarterly installments to 20 consecutive quarterly installments with lower principle payments for the first four payments. The Partnership incurred a loan amendment fee of $133,000 to the lender in connection with the restatement of this loan.

The General Partner has entered into a joint $50 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc. (AFG), a subsidiary of PLM International Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on October 31, 1996, to expire on October 31, 1997 and increased the available borrowings for AFG to $50 million. The Partnership, TECAI, Fund I and the other partnerships collectively may borrow up to $35 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds IV through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of November 11, 1996, AFG had $39,032,522 in outstanding borrowings and neither the Partnership, Fund I. TECAI nor any of the other programs had any outstanding borrowings.

For the nine months ended September 30, 1996, the Partnership generated sufficient operating cash to meet its operating obligations and make cash distributions (total for nine months ending September 30, 1996 of approximately $14.5 million) to the partners, but used undistributed available cash from prior periods of $2.0 million. However, based on current operating lease revenues and near-term trends, the General Partner made the decision to reduce the level of cash distribution from 10% to 8% for the quarter ended September 30 1996. Cash distributions will remain at the reduced rate until operating lease revenues and near-term trends show improvement. During the nine months ended September 30, 1996, the General Partner sold equipment for $29.0 million while reinvesting approximately $32.9 million (including capital improvements and fees).

Beginning January 1, 1994, the Partnership became obligated, under certain conditions, to redeem up to 2% of the outstanding Depositary Units each year. The purchase price to be offered for such outstanding Units will be equal to 110% of the unrecovered principal attributed to the Units - where unrecovered principal is defined as the excess of the capital contribution attributable to a Unit over the distributions from any source paid with respect to that Unit. At December 31, 1995, the Partnership agreed to purchase approximately 7,900 Units for an aggregate price of approximately $90,000. At September 30, 1996, the Partnership repurchased 6,925 Depositary Units for $79,000. The General Partner anticipates that the remaining Units will be repurchased during the next three months with funds generated from operations.

 (III)   TRENDS

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. Throughout 1995, and the first part of 1996, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the container and refrigerated over-the-road trailer markets, oversupply conditions, industry consolidations, and other factors resulted in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel, rail, and mobile offshore drilling unit markets could be generally categorized by increasing rates as the demand for equipment is increasing faster than new additions net of retirements. Finally, demand for narrowbody Stage II aircraft, such as those owned by the Partnership, has increased as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These trends are expected to continue for the near term. These different markets have had individual effects on the performance of Partnership equipment in some cases resulting in declining performance, and in others, in improved performance.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, governmental or other regulations, and others. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply-demand instabilities or other market imperfections.

The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal, and cash distributions to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.















                      (this space intentionally left blank)

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)               Exhibit

                           None.

         (b)      Reports on Form 8-K

                           None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PLM EQUIPMENT GROWTH FUND V
                                           By:      PLM Financial Services, Inc.
                                                    General Partner



Date:  November 11, 1996                   By:      /s/ David J. Davis
                                                    ------------------
                                                    David J. Davis
                                                    Vice President and
                                                    Corporate Controller