Form 10-K
period 1996-12-31
PLM EQUIPMENT GROWTH FUND V
filed 1997-03-18
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K



     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996.

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

Aggregate Market Value of Voting Stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 44.

Total number of pages in this report:  47.

                                     PART I

ITEM 1.  BUSINESS

(A)  Background

In November 1989, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 10,000,000 Depositary Units (including 2,500,000 option units) (the Units) in PLM Equipment Growth Fund V, a California limited partnership (the "Partnership", the "Registrant" or "EGF V"). The Registration Statement also proposed offering an additional 1,250,000 Class B units through a reinvestment plan. The General Partner has determined that it will not adopt this reinvestment plan for the Partnership. The Partnership's offering became effective on April 11, 1990. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of owning and leasing transportation equipment to various commodity shippers and transportation companies.

     The Partnership was formed to engage in the business of owning and managing a diversified pool of used and new transportation-related equipment and certain other items of equipment. The Partnership's primary objectives are:

     (i) to acquire a diversified portfolio of low obsolescence equipment with long lives and high residual values with the net proceeds of the initial partnership offering, supplemented by debt financing if deemed appropriate by the General Partner. The General Partner intends to acquire the equipment at what it believes to be below inherent values and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment;

     (ii)to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the Limited Partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (iii) to selectively sell and purchase other equipment to add to the Partnership's initial equipment portfolio. The General Partner intends to sell equipment when it believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continual ownership of a particular asset will not equal or exceed other equipment investment opportunities. Proceeds from these sales, together with excess net operating cash flow from operations that remains after cash distributions have been made to the partners, will be used to acquire additional equipment throughout the six year reinvestment phase of the Partnership;

     (iv)to preserve and protect the value of the portfolio through quality management, maintaining diversity and constantly monitoring equipment markets.

     The offering of the Units of the Partnership closed on December 23, 1991. As of December 31, 1996, there were 9,169,019 Units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

     Beginning in the Partnership's seventh year of operations, which commences January 1, 1999, the General Partner will stop reinvesting cash flow and surplus funds, all of which, if any, less reasonable reserves, will be distributed to the partners. In the ninth year of operations of the Partnership, the General Partner will begin to liquidate the assets of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all of the Partnership's equipment or by certain other events. It is anticipated that the liquidation will be completed by the end of the tenth year of operations of the Partnership.

     Table 1, below, lists the equipment and the cost of the equipment in the Partnership portfolio as of December 31, 1996 (in thousands of dollars):

                                     TABLE 1

      Units         Type                                                      Manufacturer                Cost
     ---------------------------------------------------------------------------------------------------------------

      Owned equipment held for operating leases:

           1   Product tanker                                           KK Uwajima Zosen               $   17,254
           1   Product tanker                                           Kaldnes M/V                        16,276
           1   Panamax bulk carrier                                     China S.B. Corp.                   18,729
           5   737-200 Stage II commercial aircraft                     Boeing                             26,405
           2   Metro III commuter aircraft                              Fairchild                           1,515
           2   DHC-8-102 commuter aircraft                              DeHavilland                         7,629
           1   DHC-8-300 commuter aircraft                              DeHavilland                         5,748
           1   DC-9-32 commercial aircraft                              McDonnell Douglas                  10,056
           1   Stage III aircraft engine RB-211-535E4                   Rolls Royce                         5,852
         752   Refrigerated marine containers                           Various                            13,208
       3,236   Various marine containers                                Various                            11,243
         126   Covered hopper cars                                      Various                             2,972
         106   Anhydrous ammonia tank cars                              GATX                                2,483
          44   Mill gondola cars                                        Bethlehem Steel                     1,248
          85   Sulphur tank cars                                        ACF/RTC                             2,786
          73   Tank cars                                                Various                             1,917
         183   Refrigerated trailers                                    Various                             5,529
         154   Dry trailers                                             Various                             1,878
         149   Piggyback refrigerated trailers                          Oshkosh                             2,276
                                                                                                       -----------

               Total equipment held for operating leases                                               $  155,004<F1>
                                                                                                       ===========

      Investment in equipment owned by unconsolidated special purpose entities:
         0.5   Bulk carrier                                             Nipponkai and Toyama           $    9,705<F2>
         0.5   Product tanker                                           Kaldnes M/V                         8,249<F2>
        0.17   Two Trusts comprised of:
                 Three 737-200 Stage II commercial aircraft             Boeing                              4,706<F3>
                 Two aircraft engines                                   Pratt Whitney                         195<F3>
                 Portfolio of aircraft rotables                         Various                               325<F3>
        0.25   Equipment on direct finance lease:
                 Two DC-9 commercial aircraft                           McDonnell Douglas                   3,004<F4>
                                                                                                       -----------
               Total investments                                                                       $   26,184<F1>
                                                                                                       ===========

     Owned equipment on direct finance lease:

           1   Stage III hushkit installed on B727-200                                                 $    2,525
                                                                                                       ===========

<F1> Includes proceeds from capital contributions,  undistributed cash flow from operations, and partnership borrowings invested in equipment. Includes costs capitalzied subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of FSI, or PLM Worldwide Management Services (WMS), a wholly-owned subsidiary of PLM International. All equipment was used equipment at the time of purchase, except 125 dry van trailers and 150 piggyback refrigerated trailers.

<F2> Jointly owned:  EGF V and an affiliated partnership.

<F3> Jointly owned:  EGF V (17%) and three affiliated partnerships.

<F4> Jointly owned:  EGF V (25%) and two affiliated partnerships.





     The equipment is generally leased under operating leases with terms of one to six years. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools with equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment.

     At December 31, 1996, approximately 69% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations are billed to the Partnership monthly.

     The lessees of the equipment include, but are not limited to: America West Airlines, Inc., Chevron USA, Mobil Oil Corporation, Chembulk Trading, Inc., Halla Merchant Marine Company, Ltd., Scanports Shipping Ltd., E.I. Dupont,.Transamerica Leasing, Marfort Shipping, Inc., and Continental Airlines, Inc.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the equipment. IMI has agreed to perform all services necessary to manage the transportation equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the Partnership Agreement, IMI is entitled to a monthly management fee (see Financial Statements notes 1 and 3).

(C)  Competition

(1)  Operating Leases vs. Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents owed during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than the longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

      The Partnership encounters considerable competition from lessors utilizing full payout leases on new equipment, i.e., leases which have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower monthly rates than the Partnership offers. While some lessees prefer the flexibility offered by a shorter term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Partnership may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, and as a result, the Partnership may be at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Partnership also competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services which the Partnership cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

     The Partnership competes with many equipment lessors including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, Greenbrier Leasing Company, General Electric Capital Aviation Services Corporation, and other limited partnerships which lease the same types of equipment.

(D)  Demand

The Partnership invests in transportation-related capital equipment and in "relocatable environments." "Relocatable environments" refers to capital equipment constructed to be self-contained in function but transportable, examples of which include mobile offshore drilling units, storage units, and relocatable buildings. A general distinction can be drawn between equipment used for the transport of either materials and commodities or people. With the exception of aircraft leased to passenger air carriers, the Partnership's equipment is used primarily for the transport of materials and commodities.

The following describe the markets for the Partnership's equipment:

(1)  Commercial Aircraft

The market for commercial aircraft continued to improve in 1996 representing two consecutive years of growth and profits in the airline industry. The $5.7 billion in net profits recorded by the world's top 100 airlines in 1995 grew to over $6 billion in 1996. The profits are a result of the continued management emphasis on costs. The demand for ever-lower unit costs by airline management has caused a significant reduction of surplus used Stage II and Stage III commercial aircraft. The result is a return to supply/demand equilibrium. On the demand side, passenger traffic is improving, cargo movement is up, and load factors are generally higher across the major markets.

These changes are reflected in the performance of the world's 62 major airlines that operate 60% of the world airline fleet but handle 78% of world passenger traffic. Focusing on the supply/demand for Partnership-type narrowbody commercial aircraft, there were 213 used narrowbody aircraft available at year end 1995. In the first 10 months of 1996, this supply was reduced to 119 narrowbody aircraft available for sale or lease. Forecasts for 1997 see a continuing supply/demand equilibrium due to air travel growth and balanced aircraft supply.

The Partnership's narrowbody fleet is primarily late-model (post 1974) Boeing 737-200 Advanced aircraft. There are a total of 939 Boeing 737-200 aircraft in service, with 219 built prior to 1974. Independent forecasts estimate that 250 total 737-200s will be retired, leaving approximately 700 aircraft in service after 2003. The forecasts regarding hushkits estimate that half of the 700 Boeing 737-200's, will be hushed to meet Stage III noise levels. The Partnership's aircraft are all prospects for Stage III hushkits due to their age, hours, cycles, engine configurations, and operating weights.

Independent projections for the Boeing 727-200 aircraft indicate there are 1,050 in service, with 299 built prior to 1974. The Partnership's aircraft are all 1974 or earlier model 727-100/200s and are expected to be retired prior to 2003. The current strategy is to optimize their remaining value based on the present value of lease cash flows and projected residuals.

The Partnership's Douglas DC-9-32s are late model aircraft. There are 663 DC-9-30/40/50 series aircraft in-service, 437 built prior to 1974. Independent forecasts estimate that 300 older DC-9 aircraft will be retired by the year 2003. The remaining fleet will total approximately 350 aircraft and most of these aircraft will be hushed to Stage III. The aircraft will remain in active airline service. The lessees are likely to be secondary airlines operating in markets outside the United States.

(2)  Commuter/Regional Aircraft

Independent forecasts show the regional aircraft market is growing at a rate of 5.5% per year through 2013. This is slightly higher than the comparable growth rate in commercial aircraft of 4.7% over the same period. Currently there are 4,390 regional aircraft in service in the 15 to 70 seat class. Independent forecasts show this will grow to over 5,000 aircraft during the next 17 years. The highest growth markets are the 30 to 50 seat turboprops. The emphasis on the larger aircraft in the future is a result of growing passenger numbers, airport congestion and the extension of regional airline route networks requiring longer range aircraft. These events will continue the current trend of the major airlines to hand down the operations of their marginal shorthaul routes to affiliated regional carriers.

The Partnership leases regional aircraft that are in the 19 seat, 36 seat and 50 seat categories. The 19 seat aircraft are in North America and New Zealand. We expect to sell all 19 seat class aircraft in 1997. The Partnership's 30 to 50 seat regional aircraft are in North America, which is the highest growth market for this class. The 30 seat market is growing at the expense of the smaller 19 seat aircraft. The 50 seat market is growing as a result of the major airlines taking +100 seat jets off "thin" routes which are more economically served by the large turboprop powered aircraft.

(3)  Aircraft Engines

The demand for spare engines has increased as a result of the air travel industry's expansion over the last two years. The most significant area of increase is in the Pratt & Whitney Stage II JT8D engine which powers many of the Partnership's Stage II commercial aircraft. Today there are over 3000 Stage II commercial jets in service. In December 1993 there were 288 Stage II narrowbody aircraft available for sale or lease. As of October 1996, the number of available Stage II narrowbody's was only 107 aircraft. The increase in the Stage II fleet has placed over 450 engines back into service. This level of demand has placed a premium on spare JT8D engines and resulted in a good leasing market for available engines. The Partnership's spare engines will all be re-leased or sold over the next two years during this market cycle.

The demand for spare Stage III engines has also risen due to the growth in Stage III aircraft. The Partnership leases one Stage III spare engine manufactured by Rolls Royce (RR). This engine is an RB211-535E4 and powers the Boeing 757 series aircraft. Today, there are 257 B757's operating the RB211 engine with 52 different airlines. The engine fleet is approximately 600 engines operating over 3000 hours per year. Approximately every three years each engine on wing requires removal for overhaul. This results in the need for a spare engine to allow the aircraft to operate during this interim period. The Partnership's engine will be available for sale or lease during 1997.

(4)  Aircraft Rotables

Aircraft rotables are replacement spare parts held by an airline in inventory. These parts are components that are removable from an aircraft or engine, undergo overhaul, and are recertified and refit to the aircraft in an "as new" condition. Components or rotables, carry specific identification numbers allowing each part to be individually tracked. The types of rotables owned and leased by the Partnership include landing gear, certain engine components, avionics, auxiliary power units (APU's), replacement doors, control surfaces, pumps, valves and other comparable equipment. Generally a rotable has a useful life that is either measured in terms of time in service or number of cycles (takeoffs and landings). While there are no specific guidelines that apply to the time or cycles between overhauls for rotable equipment, there is no limitation on the number of times a rotable may be overhauled and recertified. The component will be overhauled until the cost of such overhaul becomes uneconomic relative to the units' replacement cost.

The Partnership's rotable parts will be available for sale or lease in 1997. Rotables generally reflect the market conditions of the aircraft they support. The Partnership's rotables support primarily Boeing 737-300/400/500 and the Boeing 737-200 Advanced aircraft. Independent forecasts for 1997 indicate a supply-demand equilibrium for these aircraft types.

(5)  Marine Containers

At the end of 1995, the consensus of industry sources was that 1996 would see both higher container utilization and strengthening per diem lease rates. Such was not the case as there was no appreciable cyclical improvement in the container market following the traditional winter slow down. Industry utilization continues to be under pressure with per diem rates being impacted as well.

     A substantial portion of the Partnership's containers are on long-term utilization leases which were entered into with Trans Ocean Leasing as lessee. The industry has seen a major consolidation as Transamerica Leasing late in the fourth quarter of 1996, acquired Trans Ocean Leasing. Transamerica Leasing is the second largest container leasing company in the world. Transamerica Leasing is the substitute lessee for Trans Ocean Leasing. Long term, such industry consolidation should bring more rationalization to the market and result in higher utilization and per diem rates.

(6)  Railcars

Pressurized Tank Cars

These cars are used primarily in the petro-chemical and fertilizer industries. They transport liquefied petroleum gas ("LPG") and anhydrous ammonia. The utilization rate on the Partnership's fleet of pressurized tank cars was over 98% during 1996. Independent forecasts show the demand for natural gas to grow during 1997 to 1999, as the developing world, former Communist countries and the industrialized world all increase their demand for energy. The fertilizer industry was undergoing a rapid restructuring toward the end of 1996 after a string of major mergers, which began in 1995. These mergers reduce the number of companies that use pressurized tank cars for fertilizer service. Whether or not the economies of the mergers allow the total fleet size to be reduced remains to be seen.

Non-Pressurized Tank Cars

General purpose or non-pressurized tank cars are used to transport a wide variety of bulk liquid commodities such as petroleum fuels, lubricating oils, vegetable oils, molten sulphur, corn syrup, asphalt, and specialty chemicals. Demand for general purpose tank cars in the Partnership's fleet has remained healthy over the last two years with utilization remaining above 98%. The demand for petroleum is anticipated to grow during 1997 to 1999, as the developing world, former communist countries and the industrialized world all increase their demand for energy. Chemical carloadings for the first 40 weeks of 1996 are up one tenth of one percent (0.1%) as compared to the same period in 1995.

Covered Hopper Cars

Through October 5, 1996, grain car loadings were down 13% compared to the same period for 1995. Even with the greatly reduced loadings, the on-lease rate during 1996 for the Partnership grain cars remained at 100%. Industry-wide, the covered hopper is one car type that has increased in number over the last ten years, going from a total of 299,172 cars in 1985 to 325,882 cars in 1995. It is possible that another poor crop year, combined with more available cars, could place downward pressure on grain car rental rates during 1997.

Mill Gondola Cars

The Partnership's net per diem rental income remained high during 1996, as the demand for mill gondolas remained strong. Quoting from the December, 1996 issue of Railway Age magazine: "Significant building programs have lessened shortages somewhat, as have changes in rules on railroad cars and car assignments. However, gondolas are still in short supply in many places..." The November, 1996 WEFA Group report indicates that they anticipate scrap metal demands to grow as electric furnace process gain share. Also, they anticipate demand for steel mill products to expand by 2.5 - 3%, on average, from 1997 to 2000.

(7)  Marine Vessels

The Partnership owns or has investments in small to medium-sized dry bulk vessels and product tankers, which are traded in worldwide markets, carrying commodity cargoes.

     The freight rates in the dry bulk shipping market are dependent on the balance of supply and demand for shipping commodities and trading patterns for such dry bulk commodities. In 1995, dry bulk shipping demand was robust (growing at 5%t over 1994) and there was a significant infusion of new vessel tonnage especially late in the year, causing some decline in freight rates after a peak in mid-year. The slide in freight rates continued in the first half of 1996, as new tonnage was delivered and shipping demand slipped from the high growth rates of 1995. In the third quarter of 1996, there was a significant acceleration in the drop of freight rates, primarily caused by the lack of significant grain shipment volumes and the infusion of new tonnage. The low freight rates induced many ship owners to scrap older tonnage and to defer or cancel new building orders. In the fourth quarter, a strong grain harvest worldwide gave the market new strength and freight rates recovered to the levels experienced in early 1996, but not to 1995 levels. Overall 1996 was a soft year for shipping with dry bulk demand growing only 1.8% and the dry bulk fleet growing 3% in tonnage. The outlook for 1997 shows an expected improvement in demand with growth at 2.4%, but a high orderbook remains. 1997 is expected to be a soft year with relatively low freight rates; however, prospects may be strengthened by continued scrapping of older vessels in the face of soft rates and deferment or canceling of orders.

     Demand for commodity shipping closely tracks worldwide economic growth; however, economic development may alter demand patterns from time to time. The general partner operates its funds' vessels in spot charters, period charters and pooled vessel operations. This operating approach provides the flexibility to adapt to changing demand patterns.

     Independent forecasts show the longer term outlook (past 1997) should bring improvement in freight rates earned by vessels; however, this is dependent on the supply/demand balance and stability in growth levels. The newbuilding orderbook currently is slightly lower than at the end of 1995 in tonnage. Shipyard capacity is booked through late 1998; however, it remains to be seen how many of these orders will actually be fulfilled. Historically, demand has averaged approximately 3 percent annual growth, fluctuating between flat growth and 6 percent annually. With predictable long term demand growth, the long term outlook depends on the supply side, which is affected by interest rates, governmental shipbuilding subsidy programs, and prospects for reasonable capital returns in shipping.

(8)  Trailers

Intermodal Trailers

The robust intermodal trailer market that began 4 years ago began to soften in 1995 and reduced demand continued in 1996. Intermodal trailer loadings were flat in 1996 versus 1995's depressed levels. This lack of growth has been the result of many factors ranging from truckload firms aggressively recapturing market share from the railroads through aggressive pricing, to the continuing consolidation activities and asset efficiency improvements of the major U.S. railroads.

     All of these factors helped make 1996 a year of equalizing equipment supply as railroads and lessors were pressured to retire older and less efficient trailers. The two largest suppliers of railroad trailers reduced the available fleet in 1996 by over 15%. Overall utilization for intermodal trailers, including the Partnership's fleet , was lower in 1996 than in previous years.

Over-the-Road Dry Trailers

The over-the-road dry trailer market was weak in 1996 with utilization down 15%. The trailer industry experienced a record year in 1994 for new production and 1995 production levels were similar to 1994. However, in 1996 , the truck freight recession, along with an over building situation, contributed to 1996's poor performance. 1996 had too little freight and too much equipment.

Over-the-Road Refrigerated Trailers

The Partnership experienced fairly strong demand levels in 1996 for its refrigerated trailers. With over 37% of the fleet in over the road refrigerated trailers, the Partnership, PLM and affiliated partnerships combined, is the largest supplier of short-term rental refrigerated trailers in the U.S..

(E)  Government Regulations

The use, maintenance, and ownership of equipment is regulated by federal, state, local, and/or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations which may require the removal from service or extensive modification of such equipment to meet these regulations at considerable cost to the Partnership. Such regulations include (but are not limited to):

     (1) the U.S. Oil Pollution Act of 1990 (which established liability for operators and owners of vessels, mobile offshore drilling units, etc. that create environmental pollution);

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990 (which limits or eliminates the operation of commercial aircraft in the U.S. that do not meet certain noise, aging, and cor- rosion criteria);

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990 (which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.);

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnership's tank cars).

ITEM 2.    PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1996, the Partnership owned a portfolio of transportation equipment and investments in equipment owned by special purpose entities as described in Part I, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering through approximately the first quarter of 1992.

     The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.    LEGAL PROCEEDINGS

PLM International (PLMI) along with FSI, IMI, TEC and PLM Securities Corp (PLM Securities), and collectively with PLMI, FSI, IMI, TEC and PLM Securities, (the "PLM Entities"), were named as defendants in a class action lawsuit filed in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251. The PLM Entities received service of the complaint on February 10, 1997, and pursuant to an extension of time granted by plaintiffs' attorneys, have sixty days to respond to the complaint. PLM International is currently reviewing the substance of the allegations with its counsel, and believes the allegations to be completely without merit and intends to defend this matter vigorously.

     The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships sponsored by PLM Securities, for which FSI acts as the general partner, including the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund VI, and PLM Equipment Growth and Income Fund VII (the "PLM Growth Funds"). The complaint purports eight causes of action against all defendants as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action for breach of third party beneficiary contracts against and in violation of the National
Association of Securities Dealers (NASD) rules of fair practice by PLM Securities alone.

     Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the PLM Entities for improper sales and marketing practices, mismanagement of the PLM Growth Funds, and concealing such mismanagement from investors in the PLM Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1996.

                                     PART II


ITEM 5.    MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the Partnership Agreement, the General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. The General Partner is the sole holder of such interests. Gross income in each year of the Partnership is specially allocated to the General Partner to the extent, if any, necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The remaining interests in the profits and losses and distributions of the Partnership are owned, as of December 31, 1996, by the approximately 10,000 holders of Units in the Partnership.

     There are several secondary exchanges which will facilitate sales and purchases of limited partnership units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, generally are viewed as inefficient vehicles for the sale of partnership units. There is presently no public market for the Units and none is likely to develop. To prevent the Units from being considered "publicly traded" and, thereby, to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the Units will not be transferred without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of Units in an effort to ensure that they do not exceed the number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a U.S. Citizen or if the transfer would cause any portion of the Units to be treated as "plan assets". The Partnership may also be obligated to redeem a certain number of Units each year beginning January 1, 1994. At December 31, 1996, the Partnership agreed to purchase approximately 120,000 Units for an aggregate price of approximately $1,171,000. The General Partner anticipates that these Units will be repurchased in the first and second quarters of 1997.

ITEM 6.  SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

               For the years ended December 31, 1996, 1995, 1994,
                 1993, and 1992, (In thousands of dollars except
                                per unit amounts)
                                            1996          1995            1994            1993           1992
                                         --------------------------------------------------------------------------

Operating results:
  Total revenues                       $     44,322   $    39,142     $    44,291     $   38,476      $   38,497
  Net gain (loss) on disposition
    of equipment                             14,199         3,835           4,920           (584 )          (273 )
  Loss on revaluation of
    equipment                                    --            --              --         (4,125 )            --
  Equity in net loss of unconsolidated
    special purpose entities                   (116 )          --              --             --              --
  Net income (loss)                          12,441         2,045           3,193         (8,443 )        (4,119 )

At year-end:
  Total assets                         $     98,419   $   102,109     $   120,114     $  135,582      $  162,111
  Total liabilities                          46,123        44,092          44,221         43,462          42,117
  Notes payable                              40,463        38,000          38,000         38,000          38,000

Cash distributions                     $     18,083   $    19,342     $    19,420     $   19,430      $   19,180

Cash distributions which represent
  a return of capital                  $      5,642   $    17,297     $    16,227     $   18,460      $   18,228

Per weighted average of Limited
  Partnership Depositary Unit:

  Net income (loss)                    $       1.26   $      0.12     $      0.24     $    (1.02 )    $    (0.55 )

  Cash distributions                   $       1.87   $      2.00     $      2.00     $     2.00      $      200

  Cash distributions which represent
    a return of capital                $       0.61   $      1.89     $      1.76     $     2.00      $     2.00




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Financial Statements of the Partnership. The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various sectors of the transportation industry, and its effect on the Partnership's overall financial condition.

Results of Operations - Factors Affecting Performance

(A)  Re-leasing and Repricing Activity

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, various regulations concerning the use of the equipment, and others. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 1996 primarily in its trailer, marine vessel and marine container portfolios.

     (1) Trailers: The majority of the Partnership's trailer portfolio operates in short-term rental facilities or short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers increased during 1996 due to the expiration of various term leases and the transfer of these trailers to the PLM short-term rental facilities which started earning a higher lease;

     (2) Marine Vessels: Certain of the Partnership's marine vessels transferred to the voyage charter market from the time charter market during 1996. Voyage charters are usually short in duration and reflect the short-term demand and pricing trends in the vessel market. The Partnership experienced an increase in marine vessel contribution due to higher average rates for these short-term charters in 1996;

     (3) Marine Containers: All of the Partnership's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. The decline in marine containers contributions was due to soft market conditions that caused a decline in repricing activity.

     (4) While market conditions and other factors may have had some impact on lease rates in markets in which the Partnership owns the remainder of its equipment portfolio, the majority of this equipment was unaffected.

(B)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment, unless accompanied by an immediate replacement of additional equipment earning similar rates (see below in "Reinvestment Risk"), represents a reduction in the size of the equipment portfolio, and may result in a reduction of contribution to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession, legal fees, etc.

     (1) Liquidations: During the year, the Partnership received proceeds of approximately $30.0 million from the sale of a mobile offshore drilling unit
(rig), 926 marine containers, 2 aircraft engines, 1 commuter aircraft, 1 trailer, and 4 railcars. The sales proceeds represented approximately 81% of the original cost of the assets. By year end, the Partnership had reinvested approximately all of the $30.0 million received.

     (2) Nonperforming Lessees: At December 31, 1996, the lessee of the Partnership's hushkit and a small number of other lessees were delinquent in making their lease payments. The Partnership established reserves against these receivables and the General Partner is in the process of taking the necessary steps to repossess the huskit and certain other collateral from the lessee.

(C)  Reinvestment Risk

Reinvestment risk occurs when 1) the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Partnership operations; 2) equipment is sold or liquidated for less than threshold amounts;
3) proceeds from sales, losses, or surplus cash available for reinvestment cannot be reinvested at threshold lease rates; or 4) proceeds from sales or surplus cash available for reinvestment cannot be deployed in a timely manner.

     During the first six years of operations, the Partnership intends to increase its equipment portfolio by investing surplus cash available in additional equipment after fulfilling operating requirements and payments of distributions to the partners. Subsequent to the end of the reinvestment period, the Partnership will continue to operate for another two years and then begin an orderly liquidation over an anticipated two-year period. The operating lease income generated, together with the proceeds from sales of this equipment, are intended to enhance financial returns to the partners.

     Other nonoperating funds for reinvestment are generated from the sale of equipment, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements, or the exercise of purchase options written into certain lease agreements. Equipment sales generally result from evaluations by the General Partner that continued ownership of certain equipment is either inadequate to meet Partnership performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

     During 1996, the Partnership purchased four 737-200 Boeing stage II commercial aircraft for $21.9 million, $5.7 million was used to purchase a DHC-8-300 commuter aircraft, and $3.0 million was used to purchase a partial interest in an entity which owns two DC-9 commercial aircraft on a direct finance lease. The deployment of the majority of funds occurred in a timely manner; consequently, Partnership performance was largely unaffected by any lack of reinvestment of available funds.

(D)  Equipment Valuation

In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of the Partnership's equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. There were no reductions required to the carrying value of equipment during 1996.

As of December 31, 1996, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including equipment owned by unconsolidated special purpose entities (USPE's), to be approximately $124.6 million.

Financial Condition - Capital Resources, Liquidity, and Unit Redemption Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering, borrowings from the Committed Bridge Facility of $2.5 million, and permanent debt financing of $38 million. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement, while the Partnership's total outstanding debt, currently $40.5 million, can only be increased by a maximum of $4.5 million subject to specific covenants in existing debt agreements. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to Limited Partners, and increase the Partnership's equipment portfolio with any remaining available surplus cash.

     For the year ended December 31, 1996, the Partnership generated sufficient operating cash to meet its operating obligations and pay distributions, but used undistributed available cash from prior periods of approximately $2.0 million to maintain the current level of distributions (total 1996 of approximately $18.1 million) to the partners

     On September 26, 1996, the existing senior loan agreement was amended and restated to reduce the interest rate, to grant increased flexibility in allowable collateral, to pledge additional equipment to the lenders and to amend the loan repayment schedule from 16 consecutive equal quarterly installments to 20 consecutive quarterly installments with lower principle payments for the first four payments. The Partnership incurred a loan amendment fee of $133,000 to the lender in connection with the restatement of this loan. Pursuant to the terms of the loan agreement the Partnership must comply with certain financial covenants and maintain certain financial ratios. The General Partner believes that the book value of the note payable approximates fair value due to its variable interest rate.

     Pursuant to the terms of the Limited Partnership agreement, beginning January 1, 1994, the Partnership can become obligated under certain conditions to redeem up to 2% of the outstanding Depositary Units each year. The purchase price to be offered for such outstanding units will be equal to 110% of the unrecovered principal attributed to the units - where unrecovered principal is defined as the excess of the capital contribution attributable to a unit over the distributions from any source paid with respect to that Unit. At December 31, 1996, the Partnership agreed to purchase approximately 120,000 Units for an aggregate price of approximately $1,171,000. The General Partner anticipates that these Units will be repurchased in the first and second quarters of 1997.

     The General Partner has entered into a joint $50 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc. (AFG), a subsidiary of PLM International Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership , plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on October 31, 1996, to expire on October 31, 1997 and increased the available borrowings for AFG to $50 million. The Partnership, TECAI, Fund I and the other partnerships collectively may borrow up to $35 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds IV through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1996, the Partnership had borrowings of $2.5 million, PLM Equipment Growth Fund VI had $1.3 million, PLM Equipment Growth and Income Fund VII had $2.0 million, AFG had $26.9 million, and TECAI had $4.1 million in outstanding borrowings. Neither PLM Equipment Growth Fund IV nor Fund I had any outstanding borrowings.

     The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

Results of Operations - Year to Year Detailed Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset specific insurance expenses) on owned equipment decreased during the year ended December 31, 1996, when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                             For the years ended
                                                                                December 31,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $  6,348        $   4,727
   Marine vessels                                                           4,910            3,542
   Trailers                                                                 1,567            1,436
   Rail equipment                                                           1,532            1,797
   Marine containers                                                        2,790            3,939
   Mobile offshore drilling unit                                            1,062            2,553


Aircraft: Aircraft lease revenues and direct expenses were $6.5 million and $0.1 million, respectively, for the year ended December 31, 1996, compared to $4.7 million and $35,000, respectively during the same period of 1995. The increase in aircraft contribution was due to the purchase of five aircraft during the later half of the second quarter 1995. This equipment was on lease for the entire year of 1996, compared to being on lease for only seven months of 1995. In addition, lease revenues from owned equipment in 1996 reflects a transfer of 2 aircraft from USPE's to comply with the credit agreement (See Note 2). The increase in aircraft contribution was offset, in part, by the sale of two aircraft engines during the third quarter of 1996;

Marine vessels: Marine vessel lease revenues and direct expenses were $14.0 million and $9.1 million, respectively, for the year ended December 31, 1996, compared to $13.5 and $10.0 million, respectively during the same period of 1995. The increase in marine vessel contribution was due primarily to two marine vessels which were operating under a voyage charter during the first six months of 1996, transferring to a time charter during the third quarter of 1996 compared to operating under a time charter during all of 1995. Marine vessels typically earn a higher lease rate while under a voyage charter when compared to a time charter. Marine vessel direct expenses remained relatively constant for both periods except dry docking expenses which decreased significantly during 1996 due to an increase in the number of months between required dry docking;

Trailers: Trailer lease revenues and direct expenses were $2.0 million and $0.5 million, respectively, for the year ended December 31, 1996, compared to $1.5 and $0.1 million, respectively during the same period of 1995. The trailer fleet remained virtually constant for both periods, however, over the past twelve months the number of trailers in the PLM affiliated short-term rental yards has increased due to expiration of term leases. These trailers are now earning a higher utilization rate while in the rental yards compared to the fixed term leases. Due to the increase of trailers in the PLM affiliated short-term rental yards, repairs to maintain these trailers in running condition has also increased;

Rail equipment: Rail equipment lease revenues and direct expenses were $2.4 million and $0.9 million, respectively, for the year ended December 31, 1996, compared to $2.5 million and $0.7 million, respectively during the same period of 1995. The decrease in railcar contribution is due to the sale of 98 railcars in May of 1995.

Marine containers: Marine container lease revenues and direct expenses were $2.8 million and $25,000, respectively, for the year ended December 31, 1996, compared to $4.1 million and $123,000, respectively during the same period of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution. In addition, the container fleet is experiencing a decline in the utilization rate during 1996 compared to 1995.

Mobile offshore drilling unit: Rig lease revenues and direct expenses were $1.1 million and $3,000, respectively, for the year ended December 31, 1996, compared to $2.6 million and $3,000, respectively during the same quarter of 1995. The decrease in the rig contribution was due to the sale of this equipment during the later part of the second quarter of 1996;

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $21.1 million for the year ended December 31, 1996, increased from $20.8 million for the same period in 1995. The significant variances are explained below:

(1) The $0.3 million decrease in interest expense was due to a lower interest rate charged to the Partnership on the existing senior loan during 1996;

(2) Depreciation and amortization expenses decreased $0.3 million from 1995 levels reflecting the double declining balance method of depreciation and the sale of certain assets during 1996 and 1995. The decrease was offset, in part, by the purchase of two commercial aircraft during 1996 ;

(3) Administrative expenses increased $0.6 million due primarily to the additional costs to transfer the off-lease trailers to the PLM affiliated rental yards and the additional allocation of rental yard costs incurred due to the increased number of trailers in the rental yards. The Partnership also incurred higher professional services during 1996 when compared to the same period of 1995. Also, during 1995, the Partnership received a $0.1 million refund of services not performed, a similar refund was not received during 1996;

(4) A $0.3 million increase in bad debt expenses due to an increase in uncollectable amounts due from certain lessees;

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the year ended December 31, 1996 totaled $14.2 million which resulted from the sale of a rig with a net book value of $10.7 million for proceeds of $21.3 million, 2 aircraft engines, 1 commuter aircraft, 926 marine containers, 1 trailer and 4 railcars with an aggregate net book value of $5.1 million for proceeds of $8.7 million. Net gain on disposition of equipment during the twelve months ended December 31, 1995, was realized on the disposal of 1,519 marine containers, 2 marine vessels, 1 aircraft, and 98 railcars with an aggregate net book value of $15.8 million for proceeds of $18.3 million. Included in the gain on sale of one of the marine vessels, is the unused portion of dry docking reserves and commissions in the net amount of $1.3 million.

(D)  Interest and other income

Interest and other income increased $0.4 million during the year ended December 31, 1996 due primarily to a business interruption claim of $0.3 million which was received during 1996 and interest earned from the finance lease which was not in place during 1995. This increase was offset by a decrease in interest income earned on cash investments during 1996 due to lower cash available for investment.

(E) Equity in net income (loss) of unconsolidated special purpose entities represents net income generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                             For the year ended
                                                                                December 31,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft, aircraft rotable, and aircraft engines                      $   (265 )        $   (87 )
   Marine vessels                                                             149              135


Aircraft, aircraft rotable, and aircraft engines: As of December 31 1996, the Partnership has an interest in two trusts which own 3 commercial aircraft, 2 aircraft engines and a portfolio of aircraft rotables. The Partnership also had purchased an interest in an additional trust during 1996 which was transferred into equipment held for operating lease during the later part of the third quarter of 1996 (see Note 2 and 4 to the financial statements). Revenues earned by these trusts during the year ended December 31, 1996 of $3.3 million were offset by depreciation and amortization expense, management fees and administrative costs of $3.5 million. As of December 31 1995, the Partnership has an interest in three trusts which own 4 commercial aircraft, 2 aircraft engines and a portfolio of aircraft rotables which was purchased at the end of the last two quarters of 1995. Revenues earned by these trusts during the same period of 1995 of $0.7 million were offset by depreciation and amortization expense, and management fees of $0.8 million.

Marine vessels: As of December 31, 1996, the Partnership owns a 50%-interest in two entities which own marine vessels. The revenues generated by this equipment decreased $0.9 million when compared to the same period of 1995 due to one of the marine vessels transferring to a time charter during 1996 from a voyage charter during the same period of 1995. The $0.6 million decrease in 1996 marine operating expenses when compare to the same period of 1995 was also due to the one marine vessel which was transferred to a time charter during 1996 from a voyage charter during the same period of 1995. Depreciation expense decreased $0.2 million due to the double-declining balance method of depreciation.

(F)  Net Income

As a result of the foregoing, the Partnership's net income of $12.4 million for the year ended December 30, 1996, increased from net income of $2.0 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the twelve months ended December 31. 1996 is not necessarily indicative of future periods. In the twelve months ended December 31, 1996, the Partnership distributed $17.2 million to the Limited Partners, or $1.87 per weighted average Depositary Unit.

Comparison of the Partnership's Operating Results for the Years Ended December 31, 1995 and 1994
-----------------------------------------------------------------------

(A)  Revenues

Total revenues for the years ended December 31, 1995 and 1994, were $39.1 million and $44.3 million, respectively. This decrease in 1995 revenues was primarily attributable to lower lease revenues and a lower gain recorded on the sale of equipment, offset partially by increased interest and other income. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, therefore, the Partnership's performance in 1995 or 1994 in this regard is not necessarily indicative of future periods.

     (1) The Partnership's lease revenue decreased to $34.3 million in the year ended December 31, 1995, from $38.8 million during the same period in 1994.

     The following table presents lease revenues earned by equipment type (in thousands):

                                                        For the year ended December
                                                                    31,
                                                          1995               1994
                                                       -------------------------------
   Marine vessels                                       $ 18,194          $  21,501
   Mobile offshore drilling units                          2,556              5,167
   Marine containers                                       4,061              4,646
   Aircraft                                                5,471              3,265
   Rail equipment                                          2,475              2,945
   Trailers                                                1,541              1,233
                                                        ==============================
                                                        $ 34,298          $  38,757
                                                        ==============================

     Significant revenue component changes resulted primarily from:

     (a) An increase of $2.2 million in aircraft revenues due primarily to the acquisition and lease of five commuter aircraft and an interest in three trusts containing commercial aircraft during 1995;

     (b) An increase of $0.3 million in trailer revenues due primarily to the acquisition and lease of 150 trailers during the first quarter of 1995;

     (c) The net decline of $3.3 million in marine vessel revenues is due to a number of factors:

         (c-1) Revenues declined $2.1 million during the year ended December 31, 1995, due to the sale of two marine vessels during the first and second quarters of 1995 which were on lease during 1994;

         (c-2) Revenues declined $2.5 million due to one marine vessel which was on voyage charter (see below) for all of 1994, switching to a time charter arrangement during most of the first two quarters of 1995 before switching back to voyage charter. This marine vessel was also off-hire for 41 days for drydocking during the later part of 1995;

         (c-3) These declines were partially offset by an increase of $1.3 million in revenues earned by three marine vessels which are currently operating under time charter and voyage charter. Although two of these marine vessels went into drydocking for an aggregate of 50 days during 1995, increases in the time charter rates earned during the last two quarters of 1995 plus profit sharing from the time charter, gave these marine vessels the increased earnings when compared to 1994;

     Voyage charters are short-term leases lasting the duration of specific voyages, typically 30 to 45 days. Voyage charters have higher revenues associated with them since the owner pays for costs, such as bunkers and port costs, normally borne by the lessees under time or bareboat charters. To position the Partnership's marine vessel fleet for a potential upturn in the marine vessel market, the Partnership has entered some of its marine vessels into voyage charters and plans to enter into longer-term contracts as the market improves;

     (d) Declines of $2.6 million in revenues earned by the mobile offshore drilling unit (rig) were primarily due to the sale of a rig during the later part of December 1994, which was on lease during 1994 and to a lower re-lease rate earned on the remaining rig;

     (e) Declines of $0.6 million in marine container revenues due primarily to the disposal of 1,519 marine containers in service between the 1995 and 1994 periods offset, in part, by higher utilization and rents earned during 1995;

     (f) Declines of $0.4 million in rail equipment revenues was due primarily to the sale of 98 railcars during 1995 which were on lease during 1994.

     (2) Interest and other income increased $0.4 million when compared to 1994 due primarily to higher cash balances available for investment and an increase in the interest rate earned on cash equivalents.

     (3) Net gain on disposition of equipment during the year ended December 31, 1995, was realized on the disposal of 1,519 marine containers, 2 marine vessels, 1 commuter aircraft, and 98 railcars with an aggregate net book value of $15.8 million for proceeds of $18.3 million. Included in the gain on sale of one of the marine vessels is the unused portion of drydocking reserves and commissions in the net amount of $1.3 million. During the year ended December 31, 1994, the Partnership disposed of 1 mobile offshore drilling unit with a net book value of $7.9 for proceeds of $12.6 million, and 1,086 marine containers and 26 railcars with an aggregate net book value of $2.0 million for aggregate proceeds of $2.2 million.

(B)  Expenses

Total expenses of $37.1 million for the year ended December 31, 1995, decreased from $41.1 million for the same period in 1994. The decrease in 1995 expenses was attributable to lower depreciation expense, management fees to affiliate, and equipment operating expenses, partially offset by increases in repairs and maintenance, interest expense, insurance expense, and administrative expenses.

     (1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and equipment operating expenses) decreased to $13.8 million in the year ending December 31, 1995, from $15.6 million in the same period in 1994. This change resulted from:

     (a) A decrease of $2.4 million in marine equipment operating costs is due primarily to two of the Partnership's marine vessels switching from short-term voyage charters, in which the Partnership pays all marine vessel operating costs, such as crew costs and stores, as well as certain additional costs, such as bunkers and port costs, to a longer-term time charter. When the marine vessel is operating under a time charter, a portion of the above expenses are paid by the charterer and not the Partnership. During the same period in 1994, two marine vessels operated on a short-term voyage charter and the lessee of the remaining marine vessels paid for the majority of the above mentioned costs compared to one marine vessel on voyage charter in 1995;

     (b) An increase of $0.3 million in repairs and maintenance costs from 1994 levels was due primarily to additional repairs charged to two of the Partnership's marine vessels during their drydocking in the fourth quarter 1995 which were not anticipated and additional upgrades required to another marine vessel during 1995. The increase to marine vessel repairs and maintenance was offset, in part, by a reduction to repairs and maintenance caused by the sale of two marine vessels during 1995;

     (c) An increase of $0.3 million in insurance expense during the year ended December 31, 1995, when compared to the same period in 1994, is due to overall escalating insurance premiums charged to the marine vessels. Also, during 1994, the Partnership received a refund of $131,000 from an insurance company due to lower loss of hire claims; a similar refund was not received in 1995;

     (2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, and general and administrative expenses) decreased to $23.3 million in the year ended December 31, 1995 from $25.5 million in the year ended December 31, 1994. This change resulted primarily from:

     (a) A decrease in depreciation and amortization expense of $2.9 million from 1994 levels reflecting the Partnership's double-declining depreciation method and the sale of a rig during December of 1994 and two marine vessels and other equipment during 1995. The decrease was offset in part by the purchase of six additional aircraft and a partial beneficial interest in two trusts owning aircraft during 1995;

     (b) An increase of $0.8 million in interest expenses due to a rise in the base rate of interest charged on the Partnership's debt;

     (c) A decrease of $0.3 million in management fees due to a decrease in lease revenues;

     (d) An increase of $0.2 million in administrative expenses due to higher bank charges to the Partnership, an increase in professional services needed, and a loan fee charged the Partnership.


(C)  Net Income

The Partnership's net income of $2.0 million in the year ended December 31, 1995, decreased from a net income of $3.2 million in the year ended December 31, 1994. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership, is subject to many factors and the Partnership's performance in the year ended December 31, 1995, is not necessarily indicative of future periods. In the year ended December 31, 1995, the Partnership distributed $18.4 million to the Limited Partners, or $2.00 per weighted average Depositary Unit.

Geographic Information

The Partnership operates its equipment in international markets. Although these operations expose the Partnership to certain currency, political, credit and economic risks, the Manager believes these risks are minimal or has implemented strategies to control the risks as follows: Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Manager strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the Financial Statements, Note 4 for information on the revenues, income, and assets in various geographic regions.

     Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges which are greatest in the early years due to the use of 200% declining balance method of depreciation. The relationships of geographic revenues, net income (loss) and net book value are expected to significantly change in the future as assets come off lease and decisions are made to redeploy the assets in the most advantageous geographic location or sell the assets.

     The Partnership's equipment on lease to U.S. domiciled lessees consists of trailers, railcars and aircraft. During 1996, U.S. lease revenues accounted for 22% of the total lease revenues while net income accounted for 12% of the net income for the Partnership. The primary reason for this relationship is that there was a large gain realized from the sale of an asset in another geographic region and the Partnership depreciates its rail equipment over a fifteen year period versus twelve years for other equipment types owned and leased in other geographic regions.

     The Partnership's owned equipment and investments in equipment owned by USPE's on lease to Canadian domiciled lessees consists of aircraft and railcars. During 1996, Canadian lease revenues accounted for 9% of the total lease revenues and recorded a net loss of $1.3 million when compared to the net income for the Partnership of $12.4 million. The primary reason for this relationship is that there was a large gain realized from the sale of an asset in another geographic region.

     The Partnership's owned aircraft on lease to a South American domiciled lessee during 1996, accounted for 2% of the total lease revenues and recorded a net loss of $1.4 million when compared to the net income for the Partnership of $12.4 million. The primary reason for this relationship is that there was a large gain realized from the sale of an asset in another geographic region.

     The Partnership owned a rig which was on lease to a lessee domiciled in Asia. Lease revenues in this region accounted for 3% of the total lease revenues while net income accounted for 86% of the net income for the Partnership. The primary reason for this relationship is that during 1996, the Partnership sold this rig for a gain which accounted for 85% of total net income for the Partnership. At December 31, 1996. the Partnership did not have any remaining assets in the region surrounding Asia.

     The Partnership's owned equipment and investments in equipment owned by USPE's on lease to lessees in Europe consisted of aircraft which accounted for 6% of lease revenues while net income accounted for 30% of the net income for the Partnership. The primary reason for this relationship is that the Partnership sold some of the aircraft equipment and realized a gain on the sales

     The Partnership's owned equipment and investments in USPE's on lease to lessees in the rest of the world consists of marine vessels and marine containers. During 1996, lease revenues for these lessees accounted for 58% of the total lease revenues and recorded a net income of 21% when compared to the net income for the Partnership. The primary reason for this relationship is that there was a large gain realized from the sale of an asset in another geographic region.

Inflation

There was no significant impact on the Partnership's operations as a result of inflation during 1996, 1995 or 1994.

Forward Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Partnership's actual results could differ materially from those discussed here.

Outlook for the Future

Several factors may affect the Partnership's operating performance in 1997 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

     The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. In 1996, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the container and refrigerated over-the-road trailer markets, oversupply conditions, industry consolidations, and other factors resulted in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel, rail, and mobile offshore drilling unit markets could be generally categorized by increasing rates as the demand for equipment is increasing faster than new additions net of retirements. Finally, demand for narrowbody stage II aircraft, such as those owned by the Partnership, has increased as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These different markets have had individual effects on the performance of Partnership equipment - in some cases resulting in declining performance, and in others, in improved performance.

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

(A)  Repricing and Reinvestment Risk

Certain portions of the Partnership's marine container, marine vessel, and trailer portfolios will be remarketed in 1997 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner may select to sell certain underperforming equipment, or equipment whose continued operation may become prohibitively expensive, and thus faces reinvestment risk. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance.

(B)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into U.S. ports resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment.

 (C) Distributions

Pursuant to the Limited Partnership Agreement, the Partnership will cease to reinvest in additional equipment beginning in its seventh year of operations which commences on January 1, 1998. The General Partner intends to continue its strategy of selectively redeploying equipment to achieve competitive returns. By the end of the reinvestment period, the General Partner intends to have assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Partnership sufficient to meet its obligations and sustain a predictable level of distributions to the partners.

     The General Partner believes the current level of distributions to the partners can be maintained throughout 1997 using cash from operations, undistributed available cash from prior periods, and proceeds from sales or dispositions of equipment if necessary. Subsequent to this period, the General Partner will evaluate the level of distributions the Partnership can sustain over extended periods of time, and together with other considerations, may adjust the level of distributions accordingly. In the long term, the difficulty in predicting market conditions and the availability of suitable equipment acquisitions preclude the General Partner from accurately determining the impact of its redeployment strategy on liquidity or future distribution levels.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements for the Partnership are listed on the Index to Financial Statements included in Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

















                      (this space intentionally left blank)

                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

 Name                                   Age                Position
 -------------------------------------- ------------------ -------------------------------------------------------

 J. Alec Merriam                        61                 Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

 Douglas P. Goodrich                    50                 Director and Senior Vice President, PLM
                                                           International; Director and President, PLM Financial
                                                           Services, Inc.; Senior Vice President, PLM
                                                           Transportation Equipment Corporation; President, PLM
                                                           Railcar Management Services, Inc.

 Walter E. Hoadley                      80                 Director, PLM International, Inc.

 Robert L. Pagel                        60                 Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

 Harold R. Somerset                     62                 Director, PLM International, Inc.

 Robert N. Tidball                      58                 Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

 J. Michael Allgood                     48                 Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

 Stephen M. Bess                        50                 President, PLM Investment Management, Inc.;
                                                           President, PLM Securities Corp.; Vice President, PLM
                                                           Financial Services, Inc.

 David J. Davis                         40                 Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

 Frank Diodati                          42                 President, PLM Railcar Management Services Canada
                                                           Limited.

 Steven O. Layne                        42                 Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President and Director, PLM
                                                           Worldwide Management Services, Ltd.

 Stephen Peary                          48                 Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc.; Vice President, General
                                                           Counsel and Secretary, PLM Financial Services, Inc.,
                                                           PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation; Vice President, PLM
                                                           Securities, Corp.

 Thomas L. Wilmore                      54                 Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President, PLM Railcar Management
                                                           Services, Inc.


     J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988, he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988, Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska and served in various financial positions with Northern Natural Gas Company, also of Omaha.

     Douglas P. Goodrich was elected to the Board of Directors in July 1996, and appointed Director and President of PLM Financial Services in June 1996, and appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992 having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

     Dr. Hoadley joined PLM International's Board of Directors and its Executive Committee in September, 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of
America from 1968 to 1981, and Chairman of the Federal Reserve Bank of Philadelphia from 1962 to 1966. Dr. Hoadley served as a Director of Transcisco Industries, Inc. from 1988 through August of 1995.

     Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988, he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991, Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation which specializes in sports fans' gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee-based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985 after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

     Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H), a recently-acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company.

     Robert N. Tidball was appointed President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989 and a member of the Executive Committee of the Board of Directors of PLM International in September 1990. Mr. Tidball was elected President of PLM Railcar Management Services, Inc. in January 1986. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, Inc., he was Vice President, a General Manager and a Director of North American Car Corporation, and a Director of the American Railcar Institute and the Railway Supply Association.

     J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public sector companies and institutions specializing in financial operational systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a First Vice President with American Express Bank, Ltd. In February 1978, Mr. Allgood founded and until June 1981, served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

     Stephen M. Bess was appointed President of PLM Securities, Corp. in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

     David J. Davis was appointed Vice President and Controller of PLM International in January 1994. From March 1993 through January 1994, Mr. Davis was engaged as a consultant for various firms, including PLM. Prior to that Mr. Davis was Chief Financial Officer of LB Credit Corporation in San Francisco from July 1991 to March 1993. From April 1989 to May 1991, Mr. Davis was Vice President and Controller for ITEL Containers International Corporation which was located in San Francisco. Between May 1978 and April 1989, Mr. Davis held various positions with Transamerica Leasing Inc., in New York, including that of Assistant Controller for their rail leasing division.

     Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

     Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services, Ltd. in September 1995. Mr. Layne was PLM Transportation Equipment Corporation's Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a Major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

     Stephen Peary became Vice President, Secretary, and General Counsel of PLM International in February 1988 and Senior Vice President in March 1994. Mr. Peary was Assistant General Counsel of PLM Financial Services, Inc. from August 1987 through January 1988. Previously, Mr. Peary was engaged in the private practice of law in San Francisco. Mr. Peary is a graduate of the University of Illinois, Georgetown University Law Center, and Boston University (Masters of Taxation Program).

     Thomas L. Wilmore was appointed Vice President - Rail, PLM Transportation Equipment Corporation, in March 1994 and has served as Vice President, Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President Regional Manager for MNC Leasing Corp. in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and Co-Owner of Guardian Industries Corp., Chicago, Illinois, and between December 1980 and July 1985, Mr. Wilmore was an Executive Vice President for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services located in Rolling Meadows, Illinois from June 1978 to December 1980.

     The directors of the General Partner are elected for a one-year term or until their successors are elected and qualified. There are no family relationships between any director or any executive officer of the General Partner.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no directors, officers, or employees. The Partnership has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1995.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to 5% interest in the profits and losses and distributions of the Partnership. At December 31, 1996, no investor was known by the General Partner to beneficially own more than 5% of the Units of the Partnership.

     (b) Security Ownership of Management

         Neither the General Partner and its affiliates nor any officer or director of the General Partner and its affiliates own any Units of the Partnership as of December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with Management and Others

         During 1996, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees - $1,458,000; equipment acquisition fees - $936,000 and lease negotiation fees - $214,000. The Partnership reimbursed FSI or its affiliates $838,000 for administrative and data processing services performed on behalf of the Partnership. The Partnership paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly-owned, Bermuda-based subsidiary of PLM International $768,000 for insurance coverages during 1996, which amounts were paid substantially to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

              During 1996, the USPE's paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees - $304,000; administrative and data processing services - $73,000; equipment acquisition fees - $382,000 and lease negotiation fees - $85,000. The USPE's also paid TEI $231,000 for insurance coverages during 1996

     (b) Certain Business Relationships

         None.

     (c) Indebtedness of Management

         None.

     (d) Transactions With Promoters

         None.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.       Financial Statements

                  The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report.

     (b) Reports on Form 8-K

                  None.

     (c) Exhibits

         4. Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-32258) which became effective with the Securities and Exchange Commission on April 11, 1990.

         10.1 Management Agreement between Partnership and PLM Investment Management, Inc. Incorporated by reference to the
                  Partnership's Registration Statement on Form S-1 (Reg. No. 33-32258) which became effective with the Securities and Exchange Commission on April 11, 1990.

         10.2 Loan Agreement, amended and restated as of September 26, 1996 regarding Senior Notes due November 8, 1999. Incorporated by reference to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1992.

         10.4 Second Amended and restated Warehousing Credit Agreement, dated as of May 31, 1996 with First Union National Bank of North Carolina.

         10.5 Amendment No. 1 to Second Amended and restated Warehousing Credit Agreement, dated as of November 5, 1996 with First Union National Bank of North Carolina.

         24.      Powers of Attorney.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated: March 11, 1997                 PLM EQUIPMENT GROWTH FUND V
                                      PARTNERSHIP

                                      By:      PLM Financial Services, Inc.
                                               General Partner



                                      By:      /s/ Douglas P. Goodrich
                                               ------------------------
                                               Douglas P. Goodrich
                                               President and Director



                                      By:      /s/ David J. Davis
                                               ------------------------
                                               David J. Davis
                                               Vice President and
                                               Corporate Controller




Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                                 Capacity                          Date



*_______________________
J. Alec Merriam                     Director - FSI               March 11, 1997


*_______________________
Robert L. Pagel                     Director - FSI               March 11, 1997






* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Stephen Peary
----------------------
Stephen Peary
Attorney-in-Fact

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                      Page

Report of Independent Auditors                                          29

Balance sheets as of December 31, 1996 and 1995                         30

Statements of income for the years ended
     December 31, 1996, 1995, and 1994                                  31

Statements of changes in partners' capital for the
     years ended December 31, 1996, 1995, and 1994                      32

Statements of cash flows for the years ended
     December 31, 1996, 1995, and 1994                                  33

Notes to financial statements                                      34 - 43

All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



The Partners
PLM Equipment Growth Fund V:



We have audited the accompanying financial statements of PLM Equipment Growth Fund V as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund V as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



/S/ KPMG PEAT MARWICK LLP
--------------------------------


SAN FRANCISCO, CALIFORNIA
February 28, 1997

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,
                             (Dollars in thousands)



                                     ASSETS
                                                                            1996                 1995
                                                                        -----------------------------------

   Equipment held for operating leases, at cost                          $  155,004           $  159,314
   Less accumulated depreciation                                            (81,541 )            (85,564 )
                                                                         ---------------------------------
     Net equipment                                                           73,463               73,750

   Cash and cash equivalents                                                  4,662                5,583
   Restricted cash                                                              553                  223
   Investments in unconsolidated special purpose entities                    12,673               16,158
   Accounts receivable, net of allowance for doubtful accounts of
     $236 in 1996 and $54 in 1995                                             3,481                2,731
   Net investment in direct finance lease                                     2,282                2,637
   Notes receivable                                                              27                  322
   Lease negotiation fees to affiliate, net of accumulated
     amortization of $184 in 1996 and $805 in 1995                              319                  143
   Debt issuance and loan costs, net of accumulated amortization
     of $255 in 1996 and $199 in 1995                                           268                  187
   Debt placement fees to affiliate, net of accumulated
     amortization of $245 in 1996 and $198 in 1995                              134                  182
   Prepaid expenses and other assets                                            557                  193
                                                                         ---------------------------------
       Total assets                                                      $   98,419           $  102,109
                                                                         =================================

                        LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

     Due to affiliates                                                   $      699           $    1,116
     Accounts payable and accrued expenses                                    1,060                1,360
     Lessee deposits and reserve for repairs                                  3,901                3,616
     Short term note payable                                                  2,463                   --
     Note payable                                                            38,000               38,000
                                                                         ---------------------------------
       Total liabilities                                                     46,123               44,092

   Partners' capital:

     Limited Partners (9,169,019 Depositary Units in 1996
       and 9,175,944 Depositary Units in 1995)                               52,296               58,017
     General Partner                                                             --                   --
                                                                         ---------------------------------
       Total partners' capital                                               52,296               58,017
                                                                         ---------------------------------
       Total liabilities and partners' capital                           $   98,419           $  102,109
                                                                         =================================



                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                        For the years ended December 31,
               (In thousands of dollars, except per unit amounts)



                                                                            1996           1995          1994
                                                                        ------------------------------------------
  Revenues:

     Lease revenue                                                       $  28,763      $  34,298      $ 38,757
     Interest and other income                                               1,360          1,009           614
     Net gain on disposition of equipment                                   14,199          3,835         4,920
                                                                         -----------------------------------------
       Total revenues                                                       44,322         39,142        44,291

   Expenses:

     Depreciation and amortization                                          14,941         17,321        20,266
     Management fees to affiliate                                            1,458          1,767         2,097
     Repairs and maintenance                                                 2,843          4,004         3,657
     Interest expense                                                        2,789          3,048         2,235
     Equipment operating expenses                                            6,016          7,736        10,089
     Insurance expense to affiliate                                            768          1,015           841
     Other insurance expense                                                   985          1,080           996
     General and administrative expenses to affiliates                         838            612           436
     Other general and administrative expenses                                 903            514           481
     Provision for bad debts                                                   224             --            --
                                                                         -----------------------------------------
       Total expenses                                                       31,765         37,097        41,098
                                                                         -----------------------------------------

   Equity in net loss of unconsolidated special purpose entities              (116 )           --            --

                                                                         -----------------------------------------
       Net income                                                        $  12,441      $   2,045      $  3,193
                                                                         =========================================

   Partners' share of net income:

     Limited Partners                                                    $  11,524      $   1,077      $  2,222
     General Partner                                                           917            968           971
                                                                         =========================================
       Total                                                             $  12,441      $   2,045      $  3,193
                                                                         =========================================

   Net income per weighted average  Depositary Unit (9,181,074 Units at December 31, 1996, 9,175,460 Units at
     December 31, 1995; 9,219,932 Units at December 31, 1994)            $    1.26      $    0.12      $   0.24
                                                                         =========================================

   Cash distributions                                                    $  18,083      $  19,342      $ 19,420
                                                                         =========================================

   Cash distribution per Depositary Unit                                 $    1.87      $    2.00      $   2.00
                                                                         =========================================



                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1996, 1995, and 1994
                                 (In thousands)




                                                         Limited            General
                                                         Partners           Partner            Total
                                                       --------------------------------------------------

   Partners' capital at December 31, 1993               $   92,120          $   --          $   92,120

   Net income                                                2,222             971               3,193

   Cash distributions                                      (18,449 )          (971 )           (19,420 )
                                                        ------------------------------------------------

   Partners' capital at December 31, 1994                   75,893              --              75,893

   Net income                                                1,077             968               2,045

   Repurchase of Depositary Units                             (579 )            --                (579 )

   Cash distributions                                      (18,374 )          (968 )           (19,342 )
                                                        ------------------------------------------------

   Partners' capital at December 31, 1995                   58,017              --              58,017

   Net income                                               11,524             917              12,441

   Repurchase of Depositary Units                              (79 )            --                 (79 )

   Cash distributions                                      (17,166 )          (917 )           (18,083 )
                                                        ------------------------------------------------

   Partners' capital at December 31, 1996               $   52,296          $   --          $   52,296
                                                        ================================================



                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
                                 (In thousands)

                                                                            1996            1995           1994
                                                                        ---------------------------------------------
  Operating activities:
     Net income                                                          $   12,441      $   2,045       $   3,193
     Adjustments to reconcile net income
         to net cash provided by operating activities:
       Depreciation and amortization                                         14,941         17,321          20,266
       Net gain on disposition of equipment                                 (14,199 )       (3,835 )        (4,920 )
       Equity in net loss of unconsolidated special purpose entities            116             --              --
       Changes in operating assets and liabilities, net:
         (Increase) decrease in accounts receivable, net                       (750 )        1,532          (1,010 )
         Collections on notes receivable                                        295            441             396
         Increase in prepaid expenses and other assets                         (364 )         (152 )           (24 )
        (Decrease) increase in due to affiliates                               (414 )          785             296
        (Decrease) increase in accounts payable and accrued
           expenses                                                            (294 )            7             368
         Increase in lessee deposits and reserve for repairs                    285            620              74
         Increase in restricted cash                                           (330 )          (36 )            --
                                                                         --------------------------------------------
   Net cash provided by operating activities                                 11,727         18,728          18,639
                                                                         --------------------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                  29,992         18,375          14,827
     Payments for purchase of equipment                                     (21,378 )      (27,128 )          (654 )
     Investment in direct finance lease, net                                                (2,639 )            --
     Principal payments received on direct finance lease                        327             --              --
     Investment in and equipment purchased and placed in
        unconsolidated special purpose entities                              (8,952 )           --              --
     Distributions from unconsolidated special purpose entities               4,348             --              --
     Payments of acquisition fees to affiliate                                 (936 )       (1,198 )            --
     Payments of lease negotiation fees to affiliate                           (214 )         (266 )            --
                                                                         --------------------------------------------
   Net cash provided by (used in) investing activities                        3,187        (12,856 )        14,173
                                                                         --------------------------------------------

   Financing activities:
     Proceeds from short-term note payable                                    8,073             --              --
     Payments of short-term note payable                                     (5,610 )           --              --
     Cash distributions paid to an affiliate                                   (917 )         (968 )          (971 )
     Cash distributions paid to the limited partners                        (17,166 )      (18,374 )       (18,449 )
     Payment for loan costs                                                    (136 )
     Repurchase of Depositary Units                                             (79 )         (579 )            --
                                                                         --------------------------------------------
   Net cash used in financing activities                                    (15,835 )      (19,921 )       (19,420 )
                                                                         --------------------------------------------

   Net (decrease) increase in cash and cash
       equivalents                                                             (921 )      (14,049 )        13,392
   Cash and cash equivalents at beginning of year (See Note 2)                5,583         20,200           6,808
                                                                         --------------------------------------------

   Cash and cash equivalents at end of year                              $    4,662      $   6,151       $  20,200
                                                                         ============================================

   Supplemental information:
     Non-cash transfer of equipment at net book value from
       unconsolidated special purpose entities                           $    7,901             --       $      --
                                                                         ============================================
     Interest paid                                                       $    2,815      $   2,970           1,808
                                                                         ============================================

                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.   Basis of Presentation

     Organization

     PLM Equipment Growth Fund V, a California limited partnership (the Partnership), was formed on November 14, 1989. The Partnership offering became effective April 11, 1990. The Partnership commenced significant operations in May 1990. PLM Financial Services, Inc. (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International). The Partnership engages in the business of owning and leasing primarily used transportation equipment.

         The Partnership will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events. Beginning in the Partnership's seventh year of operations, which commences on January 1, 1999, the General Partner will stop reinvesting excess cash if any, which, less reasonable reserves, will be distributed to the Partners. Beginning in the Partnership's ninth year of operations, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The General Partner anticipates that the liquidation of the assets will be completed by the end of the Partnership's tenth year of operations.

         FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner (see Net Income (Loss) and Distributions per Depositary Unit, below). The General Partner is entitled to a subordinated incentive fee equal to 5% of Cash Available for Distribution and of Net Disposition Proceeds (as defined in the Partnership Agreement) which are distributed by the Partnership after the Limited Partners have received a certain minimum rate of return.

         The General Partner has determined that it will not adopt a reinvestment plan for the Partnership. Based on this decision, beginning January 1, 1994, the Partnership may be obligated to redeem up to 2% of the outstanding units each year, subject to the General Partner's good faith determination that such redemption's should not (i) cause the Partnership to be taxed as a corporation under Section 7704 of the IRS Code or (ii) impair the capital or operations of the Partnership. The purchase price to be offered by the Partnership for the outstanding units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. For the years ended December 31, 1996 and 1995, the Partnership had repurchased 6,925 and 43,988 Depositary Units, for $79,000 and $579,000, respectively.

         At December 31, 1996, the Partnership agreed to repurchase approximately 120,000 Units for an aggregate price of approximately
     $1,171,000. The General Partner anticipates that these Units will be repurchased in the first and second quarters of 1997.

         These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operations

     The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 3). FSI, in conjunction with its subsidiaries, syndicates investor programs, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other Limited Partnerships.


                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.   Basis of Presentation  (continued)

     Accounting for Leases

     The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification as required by Statement of Financial Accounting Standards No. 13 (SFAS 13).

     Depreciation and Amortization

     Depreciation of transportation equipment, held for operating leases, is computed on the 200% declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other types of equipment. The depreciation method changes to straight line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method. Acquisition fees and certain acquisition costs have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs are amortized over the term of the loan for which they were paid. Major expenditures which are expected to extend the useful lives or reduce operating expenses for equipment are capitalized.

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of the Partnership's equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. There were no reductions to the carrying value of equipment required during 1996.

     Investments in Unconsolidated Special Purpose Entities

     The Partnership has interests in unconsolidated special purpose entities which own transportation equipment. These interests are accounted for using the equity method.

         The Partnership's investment in unconsolidated special purpose entities includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC). The Partnership's equity interest in net income of unconsolidated special purpose entities (USPE) is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

     Repairs and Maintenance

     Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred. Estimated costs associated with marine vessel drydockings are accrued and charged to income ratably over the period prior to such drydocking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.



                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.   Basis of Presentation  (continued)

     Net Income (Loss) and Distributions per Depositary Unit

     The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner. Gross income in each year is specially allocated to the General Partner to the extent, if any, necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The Limited Partners' net income (loss) and distributions are allocated among the Limited Partners based on the number of Depositary Units owned by each Limited Partner and on the number of days of the year each Limited Partner is in the Partnership.

         Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to the Limited Partners of $5,642,000, $17,297,000 and $16,227,000 in 1996, 1995, and 1994, respectively, were deemed to be a return of capital.

         Cash distributions of $2,785,000, $3,493,000, and $3,511,000 related to the fourth quarter of 1996, 1995 and 1994, respectively, were paid or are payable during January and February 1997, 1996, or 1995, depending on whether the individual Unitholder elected to receive a monthly or quarterly distribution check.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments. Lessee security deposits held by the Partnership are considered restricted cash.

2.   Investments in Unconsolidated Special Purpose Entities (USPE)

     During the second half of 1995, the Partnership began to increase the level of its participation in the ownership of large-ticket transportation assets to be owned and operated jointly with affiliated programs.
     This trend continued during 1996.

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

         The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, equity in net income (loss) of USPE's, under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation. The beginning cash and cash equivalent for 1996 is different from the ending cash and cash equivalent for 1995 on the statement of cash flows due to

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

     2.  Investments in Unconsolidated Special Purpose Entities  (continued)

     this reclassification.

         During 1996, the Partnership purchased an interest in a trust owning five commercial aircraft for $5.6 million and an interest in an entity owning two commercial aircraft on a direct finance lease for $2.9 million and incurred acquisition and lease negotiation fees of $0.3 million to PLM Worldwide Management Services (WMS), an affiliate of the General Partner.

         The following summarizes the financial information for the special purpose entities and the Partnership's interest therein as of and for the year ended December 31, 1996 (in thousands):

                                                         Net
                                        Total        Interest of
                                        USPE         Partnership
                                     ------------------------------

    Net Investments                $      48,660   $       12,673
    Revenues                              30,337            7,054
    Net loss                              (1,692 )           (116 )


         The net investments in USPE's include the following jointly-owned equipment (and related assets and liabilities) at December 31 1996 and 1995, (in thousands):


                                                                                         1996              1995
                                                                                    --------------------------------
       50% interest in an entity owning a bulk carrier                                $     3,196    $    3,778
       50% interest in an entity owning a product tanker                                    2,144         2,841
       25% interest in two commercial aircraft on direct finance lease                      2,768            --
       17% interest in two trusts owning three commercial aircraft, two
                aircraft engines, and a portfolio of aircraft rotables                      4,565         5,334
       14% interest in a Trust that owns seven commercial aircraft (see below
                 note)                                                                         --         4,205
                                                                                      ----------------------------
         Net investments                                                              $    12,673    $   16,158
                                                                                      ============================

         The Partnership had beneficial interests in two USPE's that own multiple aircraft (the "Trusts"). These Trusts contained certain provisions, under certain circumstances, for allowing the removal of specific aircraft to the beneficial owners. A renegotiation of the Partnership's senior loan agreement during the third quarter of 1996 (see note 6), required the Partnership to remove from the Trusts the aircraft designated to the Partnership for loan collateral purposes. As of December 31, 1996, the two Boeing 737 aircraft, one of which was purchased during 1995 and the other which was purchased during 1996, are now reported as owned equipment by the Partnership.

3.   General Partner and Transactions with Affiliates

              An officer of PLM Securities Corp. (PLM Securities) contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPE's equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) 5% of the Gross Lease Revenues attributable to equipment which is subject to operating leases, (B) 2% of the Gross Lease Revenues, as defined in the agreement which is subject to full payout net leases, and (C) 7% of the Gross Lease Revenues attributable to Equipment, if any, which is subject to per diem leasing arrangements and thus is operated by the Partnership. Partnership management fees of $952,000, and $1,459,000 were payable as of December 31, 1996 and 1995, respectively. The Partnership's proportional share of USPE's management fees of $26,000, and $0 were payable as of December 31, 1996 and 1995, respectively. The Partnership's proportional share of USPE's management fees expense during 1996

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

3.   General Partner and Transactions with Affiliates (continued)

     was $304,000. An affiliate of the General Partner was reimbursed for data processing and administrative expenses directly attributable to the Partnership, in the amount of $838,000, $612,000, and $436,000, during 1996, 1995, and 1994, respectively. The Partnership's proportional share of USPE's data processing and administrative expenses was $73,000 during 1996. Debt placement fees are paid to FSI in an amount equal to 1% of the Partnership's long-term borrowings.

         The Partnership and USPE's paid or accrued lease negotiation and equipment acquisition fees of $1,617,000 and $1,603,000 to TEC and WMS in 1996 and 1995, respectively. During 1994, the Partnership did not purchase any equipment; therefore, neither of these fees were required to be accrued or paid. TEC is a wholly-owned subsidiary of FSI. WMS is a wholly-owned subsidiary of PLM International. The Partnership paid $768,000, $1,015,000, and $841,000 in 1996, 1995, and 1994, respectively, to Transportation Equipment Indemnity Company, Ltd. (TEI) which provides marine insurance coverage and other insurance brokerage services. The Partnership's proportional share of USPE's marine insurance coverage paid to TEI was $231,000 during 1996. TEI is an affiliate of the General Partner. A substantial portion of this amount was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

        As of December 31, 1996, approximately 69% of the Partnership's trailer equipment is in rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expense associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations are billed to the Partnership monthly.

         The Partnership owns certain equipment in conjunction with affiliated partnerships. At December 31, 1996, this equipment included an interest in two entities owning marine vessels, an interest in two trusts comprised of three aircraft, two aircraft engines, and a package of aircraft rotables, and an interest in a trust comprised of two commercial aircraft on a direct finance lease. At December 31, 1995, this equipment included an interest in two entities owning marine vessels, an interest in two trusts comprised of three aircraft, two aircraft engines, and a package of aircraft rotables, and an interest in a trust comprised of seven commercial aircraft.

        The balance due to affiliates at December 31, 1996, includes $0.9 million due to FSI and its affiliates and $0.3 million due from affiliated investments in USPE's. The balance due to affiliates at December 31, 1995, includes $1.3 million due to FSI and its affiliates and $0.3 million due from affiliated investments in USPE's.

4.   Equipment

     The components of equipment at December 31, 1996 and 1995, are as follows (in thousands):


  Equipment held for operating leases:                       1996                 1995
                                                        -------------------------------------
     Marine vessels                                      $     52,259          $    52,259
     Mobile offshore drilling units                                --               25,204
     Marine containers                                         24,451               28,278
     Aircraft                                                  57,205               32,903
     Rail equipment                                            11,406               11,041
     Trailers                                                   9,683                9,629
                                                         ------------------------------------
                                                              155,004              159,314
   Less accumulated depreciation                              (81,541 )            (85,564 )
                                                         ------------------------------------
                                                         ====================================
   Net equipment                                         $     73,463          $    73,750
                                                         ====================================

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

4.   Equipment  (continued)

         Revenues are earned by placing the equipment under operating leases which are billed monthly or quarterly. Some of the Partnership's marine containers and marine vessels are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. Insuch instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment.
     Rents for other equipment are based on fixed rates.

         As of December 31, 1996, all equipment was on lease or operating in PLM-affiliated short-term trailer rental yards except 14 railcars with a net book value of $0.2 million. As of December 31, 1995, all equipment was on lease or operating in PLM-affiliated short-term trailer rental yards.

         One commercial aircraft is on lease to Continental Airlines Inc. (Continental). Continental filed for protection under Chapter 11 of the U.S. Bankruptcy code in December 1990. Unpaid past due rent payments totaling $1.4 million were converted into 2 promissory notes by the Bankruptcy Court with terms of 42 and 48 equal monthly installments, with interest accruing at the rate of 8.64% and 12% per annum. As of December 31, 1996, $27,000 was outstanding under these notes ($322,000 outstanding as of December 31, 1995).
     Continental remains current on all payments due under the promissory notes.

         During 1996, the Partnership disposed of a rig with a net book value of $10.7 million for proceeds of $21.3 million, 2 aircraft engines, 1 commuter aircraft, 926 marine containers, 1 trailer and 4 railcars with an aggregate net book value of $5.1 million for proceeds of $8.7 million.

         During 1995, the Partnership disposed of 1,519 marine containers, 1 commuter aircraft, 1 railcar, and 1 marine vessel with an aggregate net book value of $10.0 million for proceeds of $10.6 million. The Partnership also sold 97 railcars, which were held for sale as of December 31, 1994, with a net book value of $1.9 million at the date of sale for proceeds of $2.6 million and 1 marine vessel, which was also held for sale, with a net book value of $4.0 million at the date of sale for proceeds of $5.1 million. Included in the gain of $2.9 million from sale of the marine vessels, is the unused portion of accrued drydocking of $1.3 million and commissions related to the sale.

         Periodically, PLM International will purchase groups of assets whose ownership may be allocated among affiliated partnerships and PLM International. Generally in these cases, only assets that are on lease will be purchased by the affiliated partnerships. PLM International will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third party industry sources, and recent transactions or published fair market value references. During 1996, PLM International realized $0.7 million of gains on the sale of 69 off-lease railcars purchased by PLM International as part of a group of assets in 1994 which had been allocated to PLM Equipment Growth Funds IV, VI, VII, Professional Lease Management Income Fund I, L.L.C. (Fund I) and PLM International. At December 31, 1995, PLM International included these assets as held for sale. During 1995, PLM International realized $1.3 million in gains on sales of railcars and aircraft purchased by PLM International in 1994 and 1995 as part of a group of assets which had been allocated to the Partnership, PLM Equipment Growth Funds IV, VI, VII, Fund I, and PLM International.

         All leases are being accounted for as operating leases except one finance lease. Future minimum rentals receivable under noncancelable operating leases at December 31, 1996, for owned and partially owned equipment during each of the next five years are approximately $14,900,000
     - 1997;  $11,200,000  - 1998;  $9,200,000  - 1999;  $7,900,000  -2000;  and
     $8,100,000 - thereafter. Contingent rentals based upon utilization were approximately $3,107,000, $4,785,000, and $6,431,000 in 1996, 1995, and
     1994, respectively.

         The Partnership owns certain equipment which is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

4.   Equipment  (continued)

     resulting from foreign currency transactions are included in the results of operations and are not material.

         The Partnership leases or leased its aircraft, railcars, mobile offshore drilling unit and trailers to lessees domiciled in five geographic regions: North America, South America, Europe, Asia, and Australia. Marine vessels and marine containers are leased to multiple lessees in different regions who operate the marine vessels and marine containers worldwide. The tables below set forth geographic information about the Partnership's owned equipment and investments in USPE's grouped by domicile of the lessee as of and for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                   Investments
                                   in U.S.P.E.                Owned Equipment
                                 ---------------- --------------------------------------

                Region              1996            1996          1995           1994
       ------------------------- ------------    ---------------------------------------
       Revenues:
         United States           $      --       $  7,806       $  6,666      $   7,734
         Canada                      1,509          1,821            892            713
         South America                  --            763             --             --
         Asia                           --          1,062          2,556          3,080
         Australia                      --             --            258             --
         Europe                      1,765            493          1,671          1,083
         Rest of the world           3,780         16,818         22,255         26,147
                                 ============    =========================================
       Total revenues            $   7,054       $ 28,763       $ 34,298      $  38,757
                                 ============    =========================================

         The  following  table  sets  forth   identifiable   net  income  (loss)
     information by region for the owned equipment and investments in USPE for the years ended December 31, 1996, 1995 and 1994 (in thousands):


                                                     Investments
                                                     in U.S.P.E.                Owned Equipment
                                                    ---------------- --------------------------------------

                        Region                        1996           1996           1995           1994
       ------------------------------------------  -----------    -----------------------------------------
       Net income (loss):
         United States                             $      --      $   1,543      $   2,142      $   1,680
         Canada                                         (753 )         (555 )          (75 )          125
         South America                                    --         (1,419 )           --             --
         Asia                                             --         10,715            114             58
         Australia                                        --             --            646             --
         Europe                                          490          3,190            410            284
         Mexico                                           (2 )           --             --          5,152
         Rest of the world                               149          2,500          2,085         (1,143 )
                                                   -----------    -----------------------------------------
       Total identifiable income (loss)                 (116 )       15,974          5,322          6,156
         Administrative and other                         --         (3,417 )       (3,277 )       (2,963 )
                                                   ===========    =========================================
       Total net income (loss):                    $    (116 )    $  12,557      $   2,045      $   3,193
                                                   ===========    =========================================







                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

4.   Equipment  (continued)

         The net book value of these assets at December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                Investments
                                                in U.S.P.E.                             Owned Equipment
                                          ------------------ ------------------------------------------------------

                    Region                  1996           1995             1996            1995            1994
         ------------------------------ -----------------------------   ---------------------------------------------
         Net book value:
           United States                $        --    $        --        $  20,465     $    24,971     $    15,355
           Canada                                --          4,205           14,065           2,187           2,106
           South America                         --             --           13,909              --              --
           Mexico                             2,768             --               --              --              --
           Asia                                  --             --               --          11,540          13,849
           Europe                             4,565          5,334               --           3,377           4,052
           Rest of the world                  5,340          6,619           25,024          31,675          52,528
                                        -----------------------------    ---------------------------------------------
                                             12,673         16,158           73,463          73,750          87,890
         Equipment held for sale                 --             --               --              --           6,082
                                        =============================    =============================================
                                        $    12,673    $    16,158        $  73,463     $    73,750     $    93,972
                                        =============================    =============================================

         The lessees accounting for 10% or more of the total revenues during 1996 and 1995 were Halla Merchant Marine Company, Ltd. (11.6% in 1995), Chembulk Trading, Inc. (12.2% in 1996; 11.1% in 1995), During 1994, there were no lessees which accounted for 10% or more of the total revenues.

5.   Net Investment in Direct Finance Lease

     During December 1995, the Partnership entered into a direct finance lease related to the installation of a Stage III hushkit on an advanced B727-200 aircraft for $2.5 million. The Partnership incurred acquisition and lease negotiation fees of $139,000 to TEC related to this transaction. Gross lease payments of $3.8 million are to be received over a five-year period, which commenced in December of 1995.

         The components of the net investment in direct finance lease at December 31, 1996 and 1995 are as follows:

                                                                  1996               1995
                                                             ---------------------------------
   Total minimum lease payments                              $   2,978,000      $   3,738,000
   Residual value                                                  125,000            125,000
   Less: Unearned income                                          (821,000 )       (1,226,000 )
                                                             =================================
                                                             $   2,282,000      $   2,637,000
                                                             =================================

         Future minimum rentals receivable under the direct finance lease at December 31, 1996, for the next five years are approximately $760,000 - 1997; $760,000 - 1998; $760,000 - 1999; and $698,000 -2000.

6.   Notes Payable

     In November 1991, the Partnership borrowed $38,000,000 under a nonrecourse loan agreement. The loan was secured by certain marine containers, five marine vessels, and one mobile offshore drilling unit owned by the Partnership.

         During 1996, the Partnership sold some of the assets in which the lender had a secured interest. On September 26, 1996, the existing senior loan agreement was amended and restated to reduce the interest rate, to grant increased flexibility in allowable collateral, to pledge additional equipment
                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

6.   Notes Payable (continued)

     to the lenders and to amend the loan repayment schedule from 16 consecutive equal quarterly installments to 20 consecutive quarterly installments with lower principle payments for the first four payments. The Partnership incurred a loan amendment fee of $133,000 to the lender in connection with the restatement of this loan. Pursuant to the terms of the loan agreement the Partnership must comply with certain financial covenants and maintain certain financial ratios

         During 1996, the loan required interest-only quarterly payments at a rate of approximately LIBOR plus 1.2 percent per annum (6.825% at December 31, 1996). During 1995, the loan required interest-only quarterly payments at a rate of approximately LIBOR plus 1.5 percent per annum (7.4375% at December 31, 1995). The General Partner believes that the book value of the note payable approximates fair value due to its variable interest rate.

         The General Partner has entered into a joint $50 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc. (AFG), a subsidiary of PLM International Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership , plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on October 31, 1996, to expire on October 31, 1997 and increased the available borrowings for AFG to $50 million. The Partnership, TECAI, Fund I and the other partnerships collectively may borrow up to $35 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds IV through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1996, the Partnership had borrowings of $2.5 million, PLM Equipment Growth Fund VI had $1.3 million, PLM Equipment Growth and Income Fund VII had $2.0 million, AFG had $26.9 million, and TECAI had $4.1 million in outstanding borrowings. Neither PLM Equipment Growth Fund IV nor Fund I had any outstanding borrowings.

7.   Income Taxes

     The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

         At December 31, 1996, there were temporary differences of approximately $15,426,000 between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities, principally due to the differences in depreciation methods.

8.   Subsequent Event

        PLM International (PLMI) along with FSI, IMI, TEC and PLM Securities, and collectively with PLMI, FSI, IMI, TEC and PLM Securities, (the "PLM Entities"), were named as defendants in a class action lawsuit filed in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251. The PLM Entities received service of the complaint on February 10, 1997, and pursuant to an extension of time granted by plaintiffs' attorneys, have sixty days to respond to the complaint. PLM

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

8.   Subsequent Event continued)

     International is currently reviewing the substance of the allegations with its counsel, and believes the allegations to be completely without merit and intends to defend this matter vigorously.

        The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships sponsored by PLM Securities, for which FSI acts as the general partner, including the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund VI, and PLM Equipment Growth and Income Fund VII (the "PLM Growth Funds"). The complaint purports eight causes of action against all defendants as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action for breach of third party beneficiary contracts against and in violation of the National Association of Securities Dealers (NASD) rules of fair practice by PLM Securities alone.

         Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the PLM Entities for improper sales and marketing practices, mismanagement of the PLM Growth Funds, and concealing such mismanagement from investors in the PLM Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.


















                      (this space intentionally left blank)

                           PLM EQUIPMENT GROWTH FUND V

                                INDEX OF EXHIBITS



  Exhibit                                                                Page

     4.   Limited Partnership Agreement of Partnership.                    *

    10.1  Management Agreement between the Partnership and                 *
          PLM Investment Management, Inc.

    10.2  Amended and restated $38,000,000 Loan Agreement,
          dated as of September 26, 1996                                   *

    10.4  Second Amended and restated Warehousing Credit Agreement, dated as of May 31, 1996 with First Union National Bank
          of North Carolina                                                *

    10.5  Amendment No. 1 to Second Amended and restated
          Warehousing Credit Agreement, dated as of November 5, 1996
          with First Union National Bank of North Carolina                 *

    24.   Powers of Attorney.                                              *


* Incorporated by reference.  See page 23 of this report.