Form 10-Q
period 1997-03-31
PLM EQUIPMENT GROWTH FUND V
filed 1997-05-14
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1997.


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)

                                 BALANCE SHEETS
                       (in thousands, except unit amounts)

                                     ASSETS


                                                                             March 31,         December 31,
                                                                             1997                 1996
                                                                         -----------------------------------

   Equipment held for operating leases                                   $   148,920          $   155,004
   Less accumulated depreciation                                             (81,195 )            (81,541 )
                                                                         -----------------------------------
                                                                              67,725               73,463
   Equipment held for sale                                                     1,658                   --
                                                                         -----------------------------------
     Net equipment                                                            69,383               73,463

   Cash and cash equivalents                                                   2,686                4,662
   Restricted cash                                                               592                  553
   Investments in unconsolidated special purpose entities                     11,101               12,673
   Accounts and note receivable, net of allowance for doubtful
     accounts of $575 in 1997 and $184 in 1996                                 3,774                3,508
   Net investment in direct finance lease                                      2,183                2,282
   Prepaid expenses and other assets                                             491                  557
   Deferred charges, net of accumulated amortization of
     $735 in 1997 and $684 in 1996                                               650                  721
                                                                         -----------------------------------

   Total assets                                                          $    90,860          $    98,419
                                                                         ===================================


                    LIABILITIES AND PARTNERS' CAPITAL


   Liabilities:

     Accounts payable and accrued expenses                               $     1,164          $     1,060
     Due to affiliates                                                           405                  699
     Lessee deposits and reserve for repairs                                   4,277                3,901
     Short term note payable                                                   1,063                2,463
     Note payable                                                             36,500               38,000
                                                                         -----------------------------------
           Total liabilities                                                  43,409               46,123

   Partners' capital:

   Limited partners (9,123,174 depositary units at March 31,
     1997 and 9,169,019 at December 31, 1996)                                 47,451               52,296
   General Partner                                                                --                   --
                                                                         -----------------------------------
       Total partners' capital                                                47,451               52,296
                                                                         -----------------------------------

   Total liabilities and partner's capital                               $    90,860          $    98,419
                                                                         ===================================



                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (in thousands of dollars except per unit amounts)


                                                                             For the Three Months
                                                                                Ended March 31,
                                                                             1997             1996
                                                                         ------------------------------

   Revenues:

     Lease revenue                                                       $     7,868      $    7,961
     Interest and other income                                                   150             192
     Net gain on disposition of equipment                                         78              52
                                                                         ------------------------------
         Total revenues                                                        8,096           8,205

   Expenses:

     Depreciation and amortization                                             4,119           3,146
     Management fees to affiliate                                                376             406
     Repairs and maintenance                                                     667             588
     Interest expense                                                            667             690
     Marine equipment operating expenses                                       1,786           2,133
     Insurance expense to affiliate                                              259             198
     Other insurance expense                                                     196             341
     General and administrative expenses
       to affiliates                                                             248             149
     Other general and administrative expenses                                   135             136
     Bad debt expense                                                            338              26
                                                                         ------------------------------
                                                                         ------------------------------
                                                                               8,791           7,813
                                                                         ------------------------------

   Equity in net income (loss) of unconsolidated
     special purpose entities                                                    149            (344 )
                                                                         ------------------------------

   Net income (loss)                                                     $      (546 )    $       48
                                                                         ==============================

   Partners' share of net income (loss):

     Limited partners                                                    $      (739 )    $     (194 )
     General Partner                                                             193             242
                                                                         ------------------------------

   Total                                                                 $      (546 )    $       48
                                                                         ==============================

   Net income (loss) per weighted-average depositary unit
     (9,160,485 units at March 31, 1997,
      9,178,269 units at March 31, 1996)                                 $     (0.08)     $    (0.02 )
                                                                         ==============================

   Cash distributions                                                    $     3,861      $    4,829
                                                                         ==============================

   Cash distributions per weighted-average depositary unit               $      0.40      $     0.50
                                                                         ==============================


                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                            ( A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1995 to March 31, 1997
                                 (in thousands)



                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

   Partners' capital at December 31, 1995                  $    58,017           $    --             $   58,017

   Net income                                                   11,524               917                 12,441

   Repurchase of depositary units                                  (79 )              --                    (79 )

   Cash distributions                                          (17,166 )            (917 )              (18,083 )
                                                           -------------------------------------------------------

   Partners' capital at December 31, 1996                       52,296                --                 52,296

   Net income (loss)                                              (739 )             193                   (546 )

   Repurchase of depositary units                                 (438 )              --                   (438 )

   Cash distributions                                           (3,668 )            (193 )               (3,861 )
                                                           -------------------------------------------------------

   Partners' capital at March 31, 1997                     $    47,451           $    --             $   47,451
                                                           =======================================================




























                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                   1997          1996
                                                                               ------------------------------
  Operating activities:
  Net income (loss)                                                             $    (546 )   $       48
    Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
      Net gain on disposition of equipment                                            (78 )          (52 )
      Equity in net (income) loss from
         unconsolidated special purpose entities                                     (149 )          344
      Depreciation and amortization                                                 4,119          3,146
      Changes in operating assets and liabilities:
        Restricted cash                                                               (39 )           --
        Accounts and note receivable, net                                            (174 )         (144 )
        Prepaid expenses                                                               66            106
        Accounts payable and accrued expenses                                          88             47
        Due to affiliates                                                            (294 )            1
        Lessee deposits and reserve for repairs                                       392           (484 )
                                                                                -----------------------------
  Net cash provided by operating activities                                         3,385          3,012
                                                                                -----------------------------

  Investing activities:
    Payments for capital improvements                                                 (73 )          (64 )
    Investment in and equipment purchased and placed in
       unconsolidated special purpose entities                                         --         (5,610 )
    Distributions from unconsolidated special purpose entities                      1,720          1,567
    Principal payments received on direct finance lease                                --             76
    Proceeds from disposition of equipment                                            192            435
                                                                                -----------------------------
  Net cash provided (used in) by investing activities                               1,839         (3,596 )
                                                                                -----------------------------

  Financing activities:
    Payment for loan costs                                                             (1 )           --
    Proceeds from short-term note payable                                              --          5,610
    Payments of short-term note payable                                            (1,400 )           --
    Payments of note payable                                                       (1,500 )           --
    Cash distributions paid to General Partner                                       (193 )         (242 )
    Cash distributions paid to limited partners                                    (3,668 )       (4,587 )
    Repurchase of depositary units                                                   (438 )          (76 )
                                                                                -----------------------------
  Net cash used in financing activities                                            (7,200 )          705
                                                                                -----------------------------

  Net (decrease) increase in cash and cash equivalents                             (1,976 )          121
  Cash and cash equivalents at beginning of period                                  4,662          5,583
                                                                                =============================
  Cash and cash equivalents at end of period                                    $   2,686     $    5,704
                                                                                =============================

  Supplemental information:
    Interest paid                                                               $     702     $      722
                                                                                =============================




                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund V (the
Partnership) as of March 31, 1997 and December 31, 1996, the statements of operations for the three months ended March 31, 1997 and 1996; the statements of cash flows for the three months ended March 31, 1997 and 1996, and the statements of changes in partners' capital for the period December 31, 1995 to March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassification

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Repurchase of Depositary Units

Pursuant to the Partnership repurchase plan at December 31, 1996, the Partnership agreed to repurchase approximately 120,000 depositary units for an aggregate purchase price of $1.2 million. As of March 31, 1997, the Partnership has repurchased 46,000 depositary units for $0.4 million. The General Partner anticipates that the remaining units will be repurchased during the next three months.

4.   Cash Distributions

Cash distributions are recorded when paid and totaled $3.9 million for the three months ended March 31, 1997. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to the limited partners of $3.7 million and $4.6 for the three months ended March 31, 1997 and 1996, respectively, were deemed to be a return of capital. Cash distributions related to the results from the first quarter of 1997, of $2.7 million, were paid or are payable during April and May 1997, depending on whether the individual limited partner elected to receive a monthly or quarterly distribution check.

5.   Investments in Unconsolidated Special Purpose Entities

The net investments in unconsolidated special purpose entities (USPEs) include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                                      March 31,        December 31,
                                                                                         1997             1996
    ---------------------------------------------------------------------------------------------------------------
       50% interest in an entity owning a bulk carrier                              $    2,960        $    3,196
       50% interest in an entity owning a product tanker                                 1,839             2,144
       25% interest in two commercial aircraft on direct finance lease                   2,887             2,768
       17% interest in two trusts owning three commercial aircraft, two
                aircraft engines, and a portfolio of aircraft rotables                   3,415             4,565
                                                                                    -----------       -----------
       Net investments                                                              $   11,101        $   12,673
                                                                                    ===========       ===========





                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

6.   General Partner and Transactions with Affiliates

Partnership management fees payable to an affiliate of the General Partner were $658,000 and $952,000 at March 31, 1997 and December 31, 1996, respectively. The Partnership's proportional share of USPE-affiliated management fees of $(7,000) and $26,000 were payable as of March 31, 1997 and December 31, 1996, respectively. The Partnership's proportional share of USPE-affiliated management fees expense during the three months ended March 31, 1997 and 1996 was $77,000 and $67,000, respectively. The Partnership's proportional share of USPE data processing and administrative expenses to affiliates was $17,000 and $11,000 during the three months ended March 31, 1997 and 1996, respectively. The Partnership's proportional share of USPEs paid $92,000 and $58,000 during the three months ended March 31, 1997 and 1996, respectively, to Transportation Equipment Indemnity Company, Ltd. (TEI) which provides marine insurance coverage for Partnership equipment and other insurance brokerage services.
TEI is an affiliate of the General Partner.

     The Partnership's proportional share of USPE lease negotiation and equipment acquisition fees of $0.3 million were incurred to PLM Worldwide Management Services (WMS) during the three months ended March 31, 1996, and none were incurred during the same period of 1997. WMS is a wholly owned subsidiary of PLM International, Inc.

     The balance due to affiliates at March 31, 1997, includes $0.7 million due to FSI and its affiliates for management fees and $0.3 million due from affiliated USPEs. The balance due to affiliates at December 31, 1996, includes $1.0 million due to FSI and its affiliates for management fees and $0.3 million due from affiliated USPEs.

7.   Equipment

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value less cost to sell and, is subject to a pending contract for sale.
The components of equipment are as follows (in thousands):

                                                  March 31,         December 31,
       Equipment held for operating leases         1997                1996
   ------------------------------------------------------------------------------
   Aircraft                                    $   51,353          $    57,205
   Marine vessels                                  52,259               52,259
   Trailers                                         9,667                9,683
   Marine containers                               24,189               24,451
   Rail equipment                                  11,452               11,406
                                               -----------         ------------
                                                  148,920              155,004
   Less accumulated depreciation                  (81,195 )            (81,541 )
                                               -----------         ------------
                                                   67,725               73,463
   Equipment held for sale                          1,658                   --
                                               -----------         ------------
     Net equipment                             $   69,383          $    73,463
                                               ===========         ============


     As of March 31, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a railcar. At December 31, 1996, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 14 railcars. The net book value of the equipment off lease was $15,000 and $0.2 million at March 31, 1997 and December 31, 1996, respectively.

     At March 31, 1997, an aircraft engine, with a net book value of $1.7 million, is currently on lease and subject to a pending sale for $2.0 million. This aircraft engine is classified as held for sale.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

7.   Equipment (continued)

     During the three months ended March 31, 1997, the Partnership disposed of marine containers, railcars and trailers with an aggregate net book value of $114,000 for $192,000.

     During the three months ended March 31, 1996, the Partnership disposed of marine containers and railcars with an aggregate net book value of $383,000 and received proceeds of $435,000.

8.   Debt

As of March 31, 1997, the Partnership had borrowings of $1.1 million with the short-term joint $50 million credit facility and American Finance Group, Inc. had $22.5 million in outstanding borrowings. Neither PLM Equipment Growth Fund IV, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, L.L.C., nor TEC Acquisub, Inc. had any outstanding borrowings.

9.   Contingencies

As more fully described by the Partnership in its Form 10-K for the year ended December 31, 1996, PLM International, Inc. and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama (Case No. CV-97-251). On February 3, 1997, the state court filed an Order conditionally certifying the class pursuant to the provisions of Rule 23 of the Alabama Rules of Civil Procedure (ARCP), as requested by plaintiffs in an ex parte motion filed on January 22, 1997. Defendants were not given notice of the motion, nor were they given an opportunity to be heard regarding the issue of conditional class certification. The Order specifies that the class shall consist of (with certain narrow exceptions) all purchasers of limited partnership units in the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII. In issuing the Order, the court emphasized that the certification is conditional in accordance with Rule 23(d) of the ARCP, and that the plaintiffs will bear the burden of proving each requisite element of Rule 23 at the time of the evidentiary hearing on the issue of class certification. To date, no such hearing date has been set. The defendants filed a Notice of Removal of the lawsuit from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) on March 6, 1997, arguing that the parties are fully diverse for the purposes of diversity jurisdiction pursuant to 28 U.S.C. Section 1441. The plaintiffs filed a motion to remand the class action to the state court, and defendants have responded to this motion. Defendants do not need to respond to the complaint until after the federal court decides the motion to remand. PLM International, Inc. believes the allegations to be completely without merit and intends to defend this matter vigorously.










                      (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 1997, when compared to the same quarter of 1996. The following table presents revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $  2,438        $   1,305
   Marine vessels                                                           1,055              970
   Trailers                                                                   423              335
   Rail equipment                                                             584              482
   Mobile offshore drilling unit                                               --              651
   Marine containers                                                          471              975


Aircraft: Aircraft lease revenues and direct expenses were $2.5 million and $20,000, respectively, for the three months ended March 31, 1997, compared to $1.3 million and $12,000, respectively, during the same period of 1996. The increase in aircraft contribution was due to the transfer of two commercial aircraft into the Partnership from unconsolidated special purpose entities (USPEs) and the purchase of three commercial aircraft and a commuter aircraft during the second and third quarters of 1996.

Marine vessels: Marine vessel lease revenues and direct expenses were $3.7 million and $2.6 million, respectively, for the three months ended March 31. 1997, compared to $4.0 million and $3.1 million, respectively, during the same period of 1996. The increase in marine vessel contribution was primarily due to lower voyage costs and lower drydock expenses, offset in part by the marine vessels earning lower lease rates during the first quarter of 1997, when compared to the same period of 1996.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended March 31, 1997, compared to $0.4 million and $34,000, respectively during the same period of 1996. The number of trailers that transitioned to the PLM-affiliated short-term rental yards increased during 1996 resulting in a larger number of the Partnership's trailers operating in the rental yards during 1997, when compared to the same period of 1996. Trailers earned higher lease rates while in the affiliated short-term rental yard than they earned during the same period of 1996 while they were on term lease; however, the trailers also incurred higher maintenance costs due to the standards set for a rental-ready unit.

Rail equipment: Rail equipment lease revenues and direct expenses were $0.6 million and $42,000, respectively, for the three months ended March 31, 1997, compared to $0.6 million and $0.1 million, respectively, during the same period of 1996. Although the railcar fleet remained relatively the same size for both quarters, the increase in railcar contribution resulted from a decrease in running repairs required on certain of the railcars in the fleet during 1997.

Mobile offshore drilling unit: The elimination of the mobile offshore drilling unit contribution during 1997 was due to the sale of this equipment during the second quarter of 1996.

Marine containers: Marine container lease revenues and direct expenses were $0.5 million and $5,000, respectively, for the three months ended March 31, 1997, compared to $1.0 million and $7,000, respectively during the same quarter of 1996. The number of marine containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.


(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.9 million for the quarter ended March 31, 1997 increased from $4.6 million for the same period in 1996. The significant variances are explained as follows:

     (a) A $1.0 million increase in depreciation and amortization expenses from 1996 levels reflects the purchase of three commercial aircraft and a commuter aircraft, and the transfer of two commercial aircraft from USPEs during 1996, offset in part by the double-declining balance method of depreciation.

     (b) A $0.1 million increase in administrative expenses was due to the additional allocation of rental yard costs incurred due to the increased number of trailers in the PLM-affiliated short-term rental yards.

     (c) A $0.3 million increase in bad debt expenses was due to an increase in uncollectable amounts due from certain lessees.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the first quarter of 1997 totaled $78,000, which resulted from the sale of marine containers and trailers with an aggregate net book value of $114,000, for proceeds of $192,000. For the first quarter of 1996, the $52,000 net gain on the disposition of equipment resulted from the sale or disposal of marine containers and railcars with an aggregate net book value of $383,000, for proceeds of $435,000.

(D)  Interest and Other Income

Interest and other income decreased $42,000 during the first quarter of 1997, and was due primarily to lower average cash balances available for investment throughout most of the quarter when compared to the same period of 1996.

(E)  Equity in Net Income (Loss) of Unconsolidated Special Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $    308         $   (116 )
   Marine vessels                                                            (159 )           (228 )


Aircraft: As of March 31, 1997, the Partnership has an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables and also has an interest in two commercial aircraft on a direct finance lease. As of March 31, 1996, the Partnership owned the interest in the two trusts which own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, an interest in a trust which held seven commercial aircraft; and had just purchased an interest in a trust that held five commercial aircraft. During the first quarter of 1997, revenues of $0.6 million were offset by depreciation and administrative expenses of $0.3 million. During the same period of 1996, lease revenues of $0.7 million were offset by depreciation and administrative expenses of $0.8 million. The decrease in lease revenues and administrative expenses was due to the transfer of two commercial aircraft from the USPEs to the Partnership, and was offset in part by the revenue earned from the direct finance lease.

Marine vessels: As of March 31, 1997 and 1996, the Partnership owned an interest in two marine vessels. During the first quarter of 1997, revenues of $0.8 million were offset by depreciation and administrative expenses of $1.0 million. During the same period of 1996, revenues of $0.8 million were offset by depreciation and administrative expenses of $1.1 million. The primary reason for the decrease in depreciation and administrative expenses was due to the double-declining balance method of depreciation.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership's net loss for the period ended March 31, 1997 was $0.5 million, compared to a net income of $48,000 during the same period in 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the life of the Partnership is subject to many factors and the Partnership's performance in the first quarter of 1997 is not necessarily indicative of future periods. In the first quarter of 1997, the Partnership distributed $3.7 million to the limited partners, or $0.40 per weighted-average depositary unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 1997, the Partnership generated sufficient operating cash (net cash provided by operating activities plus distributions from unconsolidated special purpose entities) to meet its operating obligations and maintain the current level of distributions (total for the three months ended March 31, 1997 of approximately $3.9 million) to the partners. During the three months ended March 31, 1997, the General Partner sold equipment and received proceeds of $0.2 million.

     The General Partner had entered into a short-term joint $50 million credit facility. As of May 13, 1997, the Partnership had $1.1 million in outstanding borrowings and American Finance Group, Inc. had $22.5 million. Neither PLM Equipment Growth Fund IV, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, L.L.C., nor TEC Acquisub, Inc. had any outstanding borrowings.

(III)    Outlook for the Future

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

     The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

     The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal, and cash distributions to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

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



                           PLM EQUIPMENT GROWTH FUND V
                           By: PLM Financial Services, Inc.
                               General Partner



Date:  May 13, 1997        By: /s/ David J. Davis
                               ------------------
                               David J. Davis
                               Vice President and
                               Corporate Controller