Form 10-Q
period 1997-09-30
PLM EQUIPMENT GROWTH FUND V
filed 1997-11-04
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal quarter ended September 30, 1997


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







                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                           September 30,       December 31,
                                                                             1997                 1996
                                                                         -----------------------------------
   Assets:

   Equipment held for operating lease, at cost                           $   126,471          $   155,004
   Less accumulated depreciation                                             (73,333 )            (81,541 )
                                                                         -----------------------------------
                                                                              53,138               73,463
   Equipment held for sale                                                     5,627                    -
                                                                         -----------------------------------
     Net equipment                                                            58,765               73,463

   Cash and cash equivalents                                                   1,697                4,662
   Restricted cash                                                               150                  553
   Investments in unconsolidated special-purpose entities                     19,837               12,673
   Accounts and note receivable, net of allowance for doubtful
         accounts of $823 in 1997 and $236 in 1996                             4,387                3,508
   Net investment in direct finance leases                                     1,973                2,282
   Prepaid expenses and other assets                                              67                  557
   Deferred charges, net of accumulated amortization of
         $877 in 1997 and $684 in 1996                                           507                  721
                                                                         -----------------------------------

   Total assets                                                          $    87,383          $    98,419
                                                                         ===================================

   Liabilities and partners' capital:

   Liabilities:
   Accounts payable and accrued expenses                                 $     1,070          $     1,060
   Due to affiliates                                                             612                  699
   Lessee deposits and reserve for repairs                                     2,631                3,901
   Short-term note payable                                                     9,110                2,463
   Note payable                                                               33,500               38,000
                                                                         -----------------------------------
       Total liabilities                                                      46,923               46,123
                                                                         -----------------------------------

   Partners' capital:
   Limited partners (9,086,608 depositary units as of September
         30,1997 and 9,169,019 as of  December 31, 1996)                      40,460               52,296
   General Partner                                                                 -                    -
                                                                         -----------------------------------
       Total partners' capital                                                40,460               52,296
                                                                         -----------------------------------

   Total liabilities and partners' capital                               $    87,383          $    98,419
                                                                         ===================================











                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                         1997         1996               1997            1996
                                                    --------------------------------------------------------------
   Revenues:

   Lease revenue                                    $   7,218      $   5,634          $ 23,556        $ 20,979
   Interest and other income                               61            426               190             831
   Net gain on disposition of equipment                   193          3,118             2,418          13,807
                                                    --------------------------------------------------------------
       Total revenues                                   7,472          9,178            26,164          35,617
                                                    --------------------------------------------------------------

   Expenses:

   Depreciation and amortization                        3,994          3,404            12,122           9,633
   Marine equipment operating expense                   1,277          1,250             5,289           4,887
   Repairs and maintenance                                787            710             2,208           1,865
   Interest expense                                       618            686             1,935           2,127
   Insurance expense to affiliate                         146            184               582             589
   Other insurance expense                                290            177               742             781
   Management fees to affiliate                           374            330             1,149           1,076
   General and administrative expenses
         to affiliates                                    282            235               748             591
   Other general and administrative expenses              158            206               497             583
   Provision for bad debt                                 209             48               588              77
                                                    --------------------------------------------------------------
       Total expenses                                   8,135          7,230            25,860          22,209
                                                    --------------------------------------------------------------

   Equity in net income (loss) of unconsol-
         idated special-purpose entities                 (189 )            4               165            (498 )
                                                    --------------------------------------------------------------

   Net income (loss)                                $    (852 )    $   1,952          $    469        $ 12,910
                                                    ==============================================================

   Partners' share of net income (loss):

   Limited partners                                 $  (1,044 )    $   1,711          $   (107 )      $ 12,186
   General Partner                                        192            241               576             724
                                                    --------------------------------------------------------------

   Total                                            $    (852 )    $   1,952          $    469        $ 12,910
                                                    ==============================================================

   Net   income (loss) per weighted-average
   depositary unit (9,114,033 units and
         9,170,639 units as of September 30,
         1997 and 1996, respectively)               $   (0.11 )    $    0.19          $  (0.01 )      $   1.33
                                                    ==============================================================

   Cash distributions                               $   3,825      $   4,834          $ 11,520        $ 14,489
                                                    ==============================================================
   Cash distributions per  weighted-average
         depositary unit                            $    0.40      $    0.50          $   1.20        $   1.50
                                                    ==============================================================




                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                            ( A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1995 to September 30, 1997
                            (in thousands of dollars)



                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

   Partners' capital as of  December 31, 1995              $    58,017           $     -             $   58,017

   Net income                                                   11,524               917                 12,441

   Repurchase of depositary units                                  (79 )               -                    (79 )

   Cash distributions                                          (17,166 )            (917 )              (18,083 )
                                                           -------------------------------------------------------

   Partners' capital as of  December 31, 1996                   52,296                 -                 52,296

   Net income (loss)                                              (107 )             576                    469

   Repurchase of depositary units                                 (785 )               -                   (785 )

   Cash distributions                                          (10,944 )            (576 )              (11,520 )
                                                           -------------------------------------------------------

   Partners' capital as of  September 30, 1997             $    40,460           $     -             $   40,460
                                                           =======================================================





























                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                   1997          1996
                                                                               ------------------------------
  Operating activities:
  Net income                                                                    $     469     $   12,910
  Adjustments to reconcile net income to net cash provided
        by operating activities:
    Net gain on disposition of equipment                                           (2,418 )      (13,807 )
    Equity in net (income) loss from unconsolidated
          special-purpose entities                                                   (165 )          498
    Depreciation and amortization                                                  12,122          9,633
    Changes in operating assets and liabilities:
      Restricted cash                                                                 403            147
      Accounts and note receivable, net                                              (586 )         (142 )
      Prepaid expenses                                                                490            (38 )
      Accounts payable and accrued expenses                                            10             (9 )
      Due to affiliates                                                               (87 )         (306 )
      Lessee deposits and reserve for repairs                                      (1,270 )          (81 )
                                                                                -----------------------------
          Net cash provided by operating activities                                 8,968          8,805
                                                                                -----------------------------

  Investing activities:
  Payments for purchase of equipment and capital improvements                        (155 )      (31,235 )
  Payments of acquisition-related fees to affiliate                                     -         (1,387 )
  Payments of lease negotiation fees to affiliate                                       -           (308 )
  Investment in and equipment purchased and placed in
        unconsolidated special-purpose entities                                    (9,110 )       (5,919 )
  Liquidation of investment in equipment placed in
        unconsolidated special-purpose entities                                         -         10,455
  Distributions from unconsolidated special-purpose entities                        2,111          3,653
  Principal payments received from direct finance leases                                -            240
  Proceeds from disposition of equipment                                            5,379         29,028
                                                                                -----------------------------
          Net cash (used in) provided by investing activities                      (1,775 )        4,527
                                                                                -----------------------------

  Financing activities:
  Proceeds from short-term note payable                                             9,110          5,610
  Payments of short-term note payable                                              (2,463 )       (5,610 )
  Payments of note payable                                                         (4,500 )            -
  Cash distributions paid to limited partners                                     (10,944 )      (13,765 )
  Cash distributions paid to General Partner                                         (576 )         (724 )
  Repurchase of depositary units                                                     (785 )          (79 )
  Payment for loan costs                                                                -           (133 )
                                                                                -----------------------------
          Net cash used in financing activities                                   (10,158 )      (14,701 )
                                                                                -----------------------------

  Net decrease in cash and cash equivalents                                        (2,965 )       (1,369 )
  Cash and cash equivalents at beginning of period                                  4,662          5,583
                                                                                -----------------------------
  Cash and cash equivalents at end of period                                    $   1,697     $    4,214
                                                                                =============================

  Supplemental information:

  Interest paid                                                                 $   1,993     $    2,157
                                                                                ===========================

                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund V (the Partnership) as of September 30, 1997 and December 31, 1996, the statements of operations for the three and nine months ended September 30, 1997 and 1996, the statements of changes in partners' capital for the period December 31, 1995 to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Repurchase of Depositary Units

In 1996, the Partnership announced a plan to repurchase approximately 120,000 depositary units for an aggregate purchase price of up to $1.2 million. As of September 30, 1997, the Partnership has repurchased 82,000 depositary units for $0.8 million. The General Partner may repurchase the additional units in the future.

4.   Cash Distributions

Cash distributions are recorded when paid and totaled $3.8 million and $11.5 million for the three and nine months ended September 30, 1997, respectively. Cash distributions to limited partners in excess of net income represent a return of capital. All cash distributions to the limited partners for the nine months ended September 30, 1997 were deemed to be a return of capital. None of the cash distributions to the limited partners during the nine months ended September 30, 1996 were deemed to be a return of capital. Cash distributions related to the results from the third quarter of 1997, of $2.7 million, were paid or are payable during October and November 1997, depending on whether the individual limited partner elected to receive a monthly or quarterly distribution check.

5.   Investments in Unconsolidated Special-Purpose Entities

The net investments in unconsolidated special-purpose entities (USPEs) include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                                 September 30,       December 31,
                                                                                       1997               1996
                                                                                 -----------------------------------
       47.5% interest in an entity owning a product tanker                       $    8,626          $          -
       17% interest in two trusts owning three commercial aircraft, two
                aircraft engines, and a portfolio of aircraft rotables                3,827                 4,565
       25% interest in two commercial aircraft on direct finance lease                2,908                 2,768
       50% interest in an entity owning a bulk carrier                                2,529                 3,196
       50% interest in an entity owning a product tanker                              1,947                 2,144
                                                                                 -----------         -------------
         Net investments                                                         $   19,837          $     12,673
                                                                                 ===========         =============



                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

5.   Investments in Unconsolidated Special-Purpose Entities (continued)

During the nine months ended September 30, 1997, the Partnership purchased an interest in an entity owning a product tanker for $9.1 million and incurred acquisition and lease negotiation fees of $0.5 million to FSI (the remaining interest in this product tanker is owned by an affiliated partnership).

6.   Equipment

The components of owned equipment are as follows (in thousands):

                                                September 30,       December 31,
                                                   1997                1996
                                               ----------------------------------
   Equipment held for operating leases:

   Aircraft                                    $   49,838          $    57,205
   Marine vessels                                  35,005               52,259
   Marine containers                               20,442               24,451
   Rail equipment                                  11,500               11,406
   Trailers                                         9,686                9,683
                                               -----------         ------------
                                                  126,471              155,004
   Less accumulated depreciation                  (73,333 )            (81,541 )
                                               -----------         ------------
                                                   53,138               73,463
   Equipment held for sale                          5,627                    -
                                               -----------         ------------
     Net equipment                             $   58,765          $    73,463
                                               ===========         ============


As of September 30, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities. As of December 31, 1996, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 14 railcars. The net book value of the equipment off lease was $0.2 million as of December 31, 1996.

Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value less cost to sell. As of September 30, 1997, one marine vessel, which is currently on lease and subject to a pending sale for $7.5 million, was held for sale. Also, two Metro III aircraft which are currently on lease and subject to a pending sale for $1.3 million, were held for sale.

During the nine months ended September 30, 1997, the Partnership disposed of an aircraft engine, marine containers, railcars, and trailers with an aggregate net book value of $3.0 million for $5.4 million.

During the nine months ended September 30, 1996, the Partnership disposed of marine containers, aircraft engines and railcars with an aggregate net book value of $4.5 million for proceeds of $7.7 million. The Partnership also sold a mobile offshore drilling unit with a net book value of $10.7 million for proceeds of $21.3 million.

7.   Transactions with General Partner and Affiliates

Partnership management fees payable to an affiliate of the General Partner were $0.5 million and $1.0 million as of September 30, 1997 and December 31, 1996, respectively. The Partnership's proportional share of USPE-affiliated management fees of $0.1 million and $26,000 were payable as of September 30, 1997 and December 31, 1996, respectively.




                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

7.   Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1997 and 1996 is listed in the following table (in thousands):


                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       1997           1996               1997            1996
                                                    --------------------------------------------------------------

   Management fees                                  $      66      $      89          $    203        $    227
   Insurance expense                                       47             56               195             170
   Data processing and administrative
      expenses                                             15             42                47              65


Transportation Equipment Indemnity Company, Ltd. (TEI) provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI is an affiliate of the General Partner.

Lease negotiation and equipment acquisition fees from the Partnership's proportional share of USPEs of $0.5 million were paid or accrued to FSI during the nine months ended September 30, 1997, and of $0.3 million were paid or accrued to PLM Worldwide Management Services (WMS) during the nine months ended September 30, 1996. WMS is a wholly-owned subsidiary of PLM International, Inc
(PLMI).

The balance due to affiliates as of September 30, 1997 includes $0.5 million due to FSI and its affiliates and $0.1 million due to USPEs. The balance due to affiliates as of December 31, 1996 includes $1.0 million due to FSI and its affiliates and $0.3 million due from USPEs.

8.   Debt

The General Partner entered into a short-term, joint $50.0 million credit facility. As of September 30, 1997, the Partnership had borrowings of $9.1 million under the short-term joint $50.0 million credit facility and PLM Equipment Growth Fund VI had $10.0 million in outstanding borrowings. No other eligible borrower had any outstanding borrowings.

9.   Contingencies

As more fully described by the Partnership in its Form 10-K for the year ended December 31,1996, PLMI and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). On March 6, 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C), following which plaintiffs filed a motion to remand the action to the state court. On September 24, 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. On October 3, 1997, plaintiffs filed a motion requesting that the district court reconsider its ruling or, in the alternative, that the court modify its order dismissing the California plaintiff's claims so that it is a final appealable order, as well as certify for an immediate appeal to the Eleventh Circuit Court of Appeals that part of its order denying plaintiffs' motion to remand. On October 7, 1997, the district court denied each of these motions. On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims and to stay further proceedings pending the outcome of such arbitration. PLMI believes that the allegations of the Koch action are completely without merit and intends to defend this matter vigorously.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


9.   Contingencies (continued)

On June 5, 1997, PLMI and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The named plaintiff has alleged the same facts and the same nine causes of action as is in the Koch action (as described in the Partnership's Form 10-K for the year ended December 31, 1996), plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, a claim for constructive fraud, a claim for unjust enrichment, a claim for violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345. The plaintiff is an investor in the Partnership, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships sponsored by PLM Securities, for which FSI acts as the general partner, including the Partnership, PLM Equipment Growth Funds IV, and VI, and PLM Equipment Growth & Income Fund VII.

PLMI and the other defendants removed the Romei action to the United States District Court for the Northern District of California (Case No. C-97-2450 SC) on June 30, 1997, based on the federal court's diversity jurisdiction. The defendants then filed a motion to compel arbitration of the plaintiffs' claims, based on an agreement to arbitrate contained in the Partnership limited partnership agreement, to which plaintiff is a party. Pursuant to an agreement with plaintiff, PLMI and the other defendants withdrew their petition for removal of the Romei action and their motion to compel arbitration, and on July 31, 1997, filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this agreement, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. On October 7, 1997, the district court denied PLMI's petition to compel and indicated that a memorandum decision would follow. On October 22, 1997, the district court filed its memorandum decision and order, explaining the reason for its denial of PLMI's petition to compel. The district court reasoned that the plaintiff's claims are grounded in securities law, and therefore, excluded from arbitration under the terms of the Partnership agreement. On August 22, 1997, the plaintiff filed an amended complaint with the state court alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500), and for violation of California Civil Code Section 1709 and 1710. PLMI will soon be required to respond to the amended complaint, and a status conference has been set for December 5, 1997. PLMI believes that the allegations of the amended complaint in the Romei action are completely without merit and intends to defend this matter vigorously.

10.  Subsequent Event

During October 1997, the short-term credit facility was amended and restated, and extended the termination date of the facility to November 3, 1997. The General Partner believes it will be able to extend the credit facility prior to its expiration with similar terms.












Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1997 and 1996

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operation, and asset-specific insurance expenses) on owned equipment increased during the three months ended September 30, 1997, when compared to the same quarter of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $  2,393       $    1,312
   Marine vessels                                                             902              544
   Marine containers                                                          524              675
   Rail equipment                                                             460              440
   Trailers                                                                   450              351


Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $2.4 million and $21,000, respectively, for the three months ended September 30, 1997, compared to $1.3 million and $10,000, respectively, during the same period of 1996. The increase in aircraft contribution was due to the transfer of two commercial aircraft into the Partnership from unconsolidated special-purpose entities and the purchase of three commercial aircraft during the third quarter of 1996.

Marine vessels: Marine vessel lease revenues and direct expenses were $3.0 million and $2.1 million, respectively, for the three months ended September 30, 1997, compared to $2.5 million and $2.0 million, respectively, during the same period of 1996. The increase in marine vessel revenues was primarily due to one marine vessel that did not earn lease revenues for one month of the third quarter of 1996 while required dry docking was performed. The increase in marine vessel expenses during the third quarter of 1997 was due primarily to higher repairs and maintenance.

Marine containers: Marine container lease revenues and direct expenses were $0.5 million and $4,000, respectively, for the three months ended September 30, 1997, compared to $0.7 million and $5,000, respectively, during the same quarter of 1996. The number of marine containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Rail equipment: Rail equipment lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended September 30, 1997 and 1996. Although the railcar fleet remained relatively the same size for both quarters, the increase in railcar contribution resulted from a net increase in lease revenues.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the three months ended September 30, 1997, compared to $0.5 million and $0.2 million, respectively, during the same period of 1996. A larger number of the Partnership's trailers were operating in the PLM-affiliated short-term rental yards during the third quarter of 1997 when compared to the same period of 1996. Trailers earn higher lease rates while in the affiliated short-term rental yards than they earned while on term lease; however, the trailers also incurred higher maintenance costs while in the PLM-affiliated short-term rental yards.





(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.6 million for the quarter ended September 30, 1997 increased from $4.9 million for the same period in 1996. The significant variances are explained as follows:

     (1) A $0.6 million increase in depreciation and amortization expenses from 1996 levels reflects the purchase of three commercial aircraft and the transfer of two commercial aircraft from USPEs during 1996, which was offset in part by the double-declining balance method of depreciation.

     (2) A $0.2 million increase in bad debt expenses was due to an increase in uncollectable amounts due from certain lessees.

     (3) A $0.1 million decrease in interest expense was due to a lower balance outstanding on the notes payable when compared to the same period of 1996.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the third quarter of 1997 totaled $0.2 million, which resulted from the sale of marine containers with an aggregate net book value of $0.5 million, for proceeds of $0.7 million. Net gain on disposition of equipment for the third quarter of 1996 totaled $3.1 million, and resulted mainly from the sale of aircraft engines with a net book value of $3.1 million, for proceeds of $6.1 million. The remaining gain resulted from the sale or disposal of marine containers with a net book value of $0.6 million, for proceeds of $0.7 million.

(D)  Interest and Other Income

Interest and other income decreased $0.4 million during the third quarter of 1997 when compared to the same period of 1996. Interest income decreased $0.2 million, due primarily to lower cash balances available for investment, and other income decreased $0.2 million, due to a business interruption claim that was received during 1996. No such claim was received during 1997.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):


                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft, rotable components, and aircraft engines                    $    303          $  (149 )
   Marine vessels                                                            (492 )            153


Aircraft, rotable components, and aircraft engines: As of September 30, 1997, the Partnership had an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, and also had an interest in two commercial aircraft on a direct finance lease. As of September 30, 1996, the Partnership owned an interest in the two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables; owned an interest in a trust that held seven commercial aircraft; and had just purchased an interest in a trust that held five commercial aircraft. During the third quarter of 1997, revenues of $0.6 million were offset by depreciation and administrative expenses of $0.3 million. During the same period of 1996, lease revenues of $1.0 million were offset by depreciation and administrative expenses of $1.2 million. The decrease in lease revenues and administrative expenses was due to the transfer of two commercial aircraft from the USPEs to the Partnership, and was offset in part by the revenue earned from the interest in the direct finance lease that was purchased in the fourth quarter of 1996.

Marine vessels: As of September 30, 1997, the Partnership owned an interest in three marine vessels, one of which was purchased on the last day of the third quarter. As of September 30, 1996, the Partnership owned an interest in two marine vessels. During the third quarter of 1997, revenues of $1.0 million were offset by depreciation and administrative expenses of $1.5 million. During the same period of 1996, revenues of $1.0 million were offset by depreciation and administrative expenses of $0.9 million. The primary reason for the increase in depreciation and administrative expenses during 1997 was due to the purchase of the additional marine vessel in the third quarter of 1997.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership's net loss for the quarter ended September 30, 1997 was $0.9 million, compared to a net income of $2.0 million during the same period in 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 1997 is not necessarily indicative of future periods. In the third quarter of 1997, the Partnership distributed $3.6 million to the limited partners, or $0.40 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operation, and asset-specific insurance expenses) on owned equipment increased during the nine months ended September 30, 1997, when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $  7,346        $   4,154
   Marine vessels                                                           2,854            2,860
   Marine containers                                                        1,656            2,449
   Rail equipment                                                           1,577            1,264
   Trailers                                                                 1,333            1,111
   Mobile offshore drilling unit                                                -            1,061


Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $7.4 million and $63,000, respectively, for the nine months ended September 30, 1997, compared to $4.2 million and $31,000, respectively, during the same period of 1996. The increase in aircraft contribution was due to the transfer of two commercial aircraft into the Partnership from unconsolidated special-purpose entities and the purchase of three commercial aircraft and a commuter aircraft during the second and third quarters of 1996.

Marine vessels: Marine vessel lease revenues and direct expenses were $10.6 million and $7.8 million, respectively, for the nine months ended September 30, 1997, compared to $10.1 million and $7.3 million, respectively, during the same period of 1996. The decrease in marine vessel contribution was primarily due to an increase in marine operating expenses because of the transfer of two marine vessels from a time charter, in which the charter pays certain marine operating expenses, to a voyage charter, in which the owner/operator is responsible for such expenses. This increase in operating expenses was offset in part by an increase in the rate earned by the marine vessels when it transferred from time charter to voyage charter. Also, one marine vessel that had been required to be in drydock for a period of 1996, and not earning revenues, was back in service and earning lease revenues during 1997.

Marine containers: Marine container lease revenues and direct expenses were $1.7 million and $14,000, respectively, for the nine months ended September 30, 1997, compared to $2.5 million and $20,000, respectively, during the same quarter of 1996. The number of marine containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.9 million and $0.3 million, respectively, for the nine months ended September 30, 1997, compared to $1.8 million and $0.5 million, respectively, during the same period of 1996. Although the railcar fleet remained relatively the same size for both quarters, the increase in railcar contribution resulted from a decrease in running repairs required on certain of the railcars in the fleet during 1997 when compared to the same period of 1996.

Trailers: Trailer lease revenues and direct expenses were $2.0 million and $0.6 million, respectively, for the nine months ended September 30, 1997, compared to $1.4 million and $0.3 million, respectively, during the same period of 1996. The number of trailers that transferred to the PLM-affiliated short-term rental yards increased during 1996, resulting in a larger number of the Partnership's trailers operating in the rental yards during 1997 when compared to the same period of 1996. Trailers earned higher lease rates while in the affiliated short-term rental yards than they earned during the same period of 1996 while they were on term lease; however, the trailers also incurred higher maintenance costs.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $1.0 million and $0, respectively, for the nine months ended September 30, 1996. The elimination of the mobile offshore drilling unit contribution during 1997 was due to the sale of this equipment during the second quarter of 1996.

 (B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $17.0 million for the nine months ended September 30, 1997 increased from $14.1 million for the same period in 1996. The significant variances are explained as follows:

     (1) A $2.5 million increase in depreciation and amortization expenses from 1996 levels reflects the purchase of three commercial aircraft and a commuter aircraft, and the transfer of two commercial aircraft from USPEs during 1996, offset in part by the double-declining balance method of depreciation.

     (2) A $0.5 million increase in bad debt expenses was due to an increase in uncollectable amounts due from certain lessees.

     (3) A $0.1 million increase in administrative expenses due to the additional allocation of rental yard costs incurred due to the increased number of trailers in the PLM-affiliated short-term rental yards which was offset in part by a decrease in auditing and legal fee expenses.

     (4) A $0.2 million decrease in interest expense was due to a lower balance outstanding on the notes payable when compared to the same period of 1996.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the nine months ended September 30, 1997 totaled $2.4 million, which resulted from the sale of an aircraft engine, marine containers, railcars, and trailers with an aggregate net book value of $3.0 million, for proceeds of $5.4 million. For the same period of 1996, the $13.8 million net gain resulted from the sale of a mobile offshore drilling unit with a net book value of $10.7 million, for proceeds of $21.3 million, and marine containers, aircraft engines, and railcars with an aggregate net book value of $4.5 million, for proceeds of $7.7 million.

(D)   Interest and Other Income

Interest and other income decreased $0.6 million for the nine months ended September 30, 1997 when compared to the same period of 1996, and was due primarily to a $0.4 business interruption claim that was received during 1996. No such claim was received during 1997. Additionally, interest income decreased $0.2 million due to lower average cash balances available for investment throughout most of the 1997 when compared to the same period of 1996.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):


                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft, rotable components, and aircraft engines                    $    915          $  (393 )
   Marine vessels                                                            (750 )           (105 )


Aircraft, rotable components, and aircraft engines: As of September 30, 1997, the Partnership has an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, and also has an interest in two commercial aircraft on a direct finance lease. As of September 30, 1996, the Partnership owned the interest in the two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables; owned an interest in a trust that held seven commercial aircraft; and had just purchased an interest in a trust that held five commercial aircraft. During the nine months ended September 30, 1997, revenues of $1.7 million were offset by depreciation and administrative expenses of $0.8 million. During the same period of 1996, lease revenues of $2.8 million were offset by depreciation and administrative expenses of $3.2 million. The decrease in lease revenues and administrative expenses was due to the transfer of two commercial aircraft from the USPEs to the Partnership, and was offset in part by the revenue earned from the interest in the direct finance lease that was purchased in the fourth quarter of 1996.

Marine vessels: As of September 30, 1997, the Partnership owned an interest in three marine vessels, one of which was purchased on the last day of the third quarter. As of September 30, 1996, the Partnership owned an interest in two marine vessels. During the nine months ended September 30, 1997, revenues of $2.7 million were offset by depreciation and administrative expenses of $3.4 million. During the same period of 1996, lease revenues of $2.7 million were offset by depreciation and administrative expenses of $2.8 million. The primary reason for the increase in depreciation and administrative expenses during 1997 was due to the purchase of an additional marine vessel in the third quarter of 1997.

(F)  Net Income

As a result of the foregoing, the Partnership's net income for the period ended September 30, 1997 was $0.5 million, compared to a net income of $12.9 million during the same period in 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance during the nine months ended September 30, 1997 is not necessarily indicative of future periods. In the nine months ended September 30, 1997, the Partnership distributed $10.9 million to the limited partners, or $1.20 per weighted-average depositary unit.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 1997, the Partnership generated $11.1 million in operating cash (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for the nine months ended September 30, 1997 of $11.5 million) to the partners, but also used undistributed available cash from prior periods of approximately $0.4 million.

During the nine months ended September 30, 1997, the General Partner sold equipment and received proceeds of $5.4 million. The Partnership increased its investments in unconsolidated special-purpose entities with the purchase of an interest in an entity that owns a product tanker marine vessel (the remaining interest in this product tanker belongs to an affiliated partnership) during September 1997 for $9.1 million. FSI earned acquisition and lease negotiation fees of $0.5 million from this transaction, which will be paid during the fourth quarter of 1997.

The General Partner has entered into a short-term joint $50.0 million credit facility. As of October 31, 1997, the Partnership had $9.1 million in outstanding borrowings, PLM Equipment Growth Fund VI had $10.0 million in outstanding borrowings; and American Finance Group, Inc., a wholly owned subsidiary of PLM International, Inc., had $3.0 million outstanding. Neither PLM Equipment Growth Fund IV, PLM Equipment Growth & Income Fund VII, TEC Aquisub, Inc., an indirect wholly-owned subsidiary of FSI, nor Professional Lease Management Income Fund I, LLC had any outstanding borrowings.

During October 1997, the short-term credit facility was amended and restated, and extended the termination date of the facility to November 3, 1997. The General Partner believes it will be able to extend the credit facility prior to its expiration with similar terms.


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

(IV)  FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.














                      (this space intentionally left blank)

                                           PART II -- OTHER INFORMATION


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



                                      PLM EQUIPMENT GROWTH FUND V
                                      By:      PLM Financial Services, Inc.
                                               General Partner



Date:  October 31, 1997               By:      /s/ Richard Brock
                                               -----------------
                                               Richard Brock
                                               Vice President and
                                               Corporate Controller