Form 10-K
period 1997-12-31
PLM EQUIPMENT GROWTH FUND V
filed 1998-03-31
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                    FORM 10-K



     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K is located on page 45.

Total number of pages in this report:  133.

                                     PART I

ITEM 1.        BUSINESS

(A)     Background

In November 1989, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 10,000,000 limited partnership units (including 2,500,000 option units) in PLM Equipment Growth Fund V, a California limited partnership (the Partnership, the registrant, or EGF V). The Registration Statement also proposed offering an additional 1,250,000 Class B units through a reinvestment plan. The General Partner has determined that it will not adopt this reinvestment plan for the Partnership. The Partnership's offering became effective on April 11, 1990. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of owning and leasing transportation and related equipment to various commodity shippers and transportation companies.

The Partnership was formed to engage in the business of owning and managing a diversified pool of used and new transportation-related equipment and certain other items of equipment. The Partnership's primary objectives are:

     (1) to acquire a diversified portfolio of low-obsolescence equipment with long lives and high residual values with the net proceeds of the initial Partnership offering, supplemented by debt financing if deemed appropriate by the General Partner. The General Partner intends to acquire the equipment at what it believes to be below inherent values and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment. All transactions over $1.0 million must be approved by the PLM Credit Review Committee (the "Committee') which is made up of members of PLM's senior management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, the financial statements, internal and external credit ratings, and letters of credit;

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to selectively sell and purchase other equipment to add to the Partnership's initial equipment portfolio. The General Partner intends to sell equipment when it believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continual ownership of a particular asset will not equal or exceed other equipment investment opportunities. Proceeds from these sales, together with operating cash flow from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities) that remains after scheduled principal payments to debt and cash distributions have been made to the partners, will be used to acquire additional equipment throughout the six-year reinvestment phase of the Partnership. Before buying any additional equipment for the Partnership, the General Partner will evaluate the market conditions at the time of acquisition so that the specific equipment will meet the investment objectives of the Partnership;

     (4) to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The offering of  Partnership  units closed on December 23, 1991.  As of December
31,  1997,  there  were  9,086,608  units   outstanding.   The  General  Partner
contributed $100 for its 5% general partner interest in the Partnership.

Beginning in the Partnership's seventh year of operation, which commences January 1, 1999, the General Partner will stop reinvesting cash flow and surplus funds, which, if any, less reasonable reserves, will be distributed to the partners. In the ninth year of operation, the General Partner will begin to liquidate the assets of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon the sale of all of the Partnership's equipment or by certain other events. It is anticipated that the liquidation will be completed by the end of the tenth year of operation of the Partnership.

Table 1, below, lists the equipment and the cost of the equipment in the Partnership portfolio as of December 31, 1997 (in thousands of dollars):

                                     TABLE 1

 Units          Type                                                       Manufacturer                 Cost
------------------------------------------------------------------------------------------------------------------


Owned equipment held for operating leases:

1         Product tanker                                            Kaldnes M/V                     $    16,276
5         737-200 Stage II commercial aircraft                      Boeing                               26,405
1         DC-9-32 Stage II commercial aircraft                      McDonnell Douglas                    10,056
2         DHC-8-102 commuter aircraft                               DeHavilland                           7,629
1         DHC-8-300 commuter aircraft                               DeHavilland                           5,748
531       Refrigerated marine containers                            Various                               9,485
2,054     Various marine containers                                 Various                               8,107
125       Covered hopper cars                                       Various                               2,945
106       Anhydrous ammonia tank cars                               GATX                                  2,483
85        Sulphur tank cars                                         ACF/RTC                               2,907
73        Tank cars                                                 Various                               1,917
44        Mill gondola cars                                         Bethlehem Steel                       1,248
183       Refrigerated trailers                                     Various                               5,557
154       Dry trailers                                              Various                               1,878
148       Piggyback refrigerated trailers                           Oshkosh                               2,261
                                                                                                   -------------
              Total equipment held for operating leases                                             $   104,902<F1>
                                                                                                   =============

Investment in equipment owned by unconsolidated special-purpose entities:

0.5       Bulk carrier                                              Nipponkai & Toyama              $     9,705<F2>
0.48      Product tanker                                            Boelwerf-Temse                        9,492<F2>
0.5       Product tanker                                            Kaldnes M/V                           8,249<F2>
0.17      Two trusts comprised of:
            Three 737-200 Stage II commercial aircraft              Boeing                                4,706<F4>
            Two Stage II JT8D aircraft engines                      Pratt & Whitney                         195<F4>
            Portfolio of aircraft rotables                          Various                                 325<F4>
0.60      727-200 Stage III commercial aircraft                     Boeing                                3,759<F3>
0.25      Equipment on direct finance lease:
            Two DC-9 Stage III commercial aircraft                  McDonnell Douglas                     2,787<F3>
                                                                                                   -------------
              Total investments                                                                     $    39,218<F1>
                                                                                                   =============

<F1> Includes proceeds from capital contributions,  undistributed cash flow from operations, and partnership borrowings invested in equipment. Includes costs capitalized subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of FSI, or PLM Worldwide Management Services (WMS), a wholly-owned subsidiary of PLM International. All equipment was used equipment at the time of purchase, except 125 dry van trailers and 150 piggyback refrigerated trailers.

<F2> Jointly owned:  EGF V and an affiliated program.

<F3> Jointly owned:  EGF V and two affiliated programs.

<F4> Jointly owned:  EGF V and three affiliated programs.




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

As of December 31, 1997, approximately 70% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Chevron USA, Mobil Oil Corporation, Chembulk Trading, Inc., Halla Merchant Marine Company Ltd., Scanports Shipping Ltd., E. I. Dupont, Transamerica Leasing, Marfort Shipping, Inc., and Continental Airlines, Inc.

(B)     Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the equipment. The Partnership's management agreement with IMI are to co-terminate with the dissolution of the Partnership, unless the partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the Partnership Agreement, IMI is entitled to a monthly management fee (see financial statements, Notes 1 and 2).

(C)     Competition

(1)      Operating Leases versus Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents owed during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than the longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on a lessee's balance sheet.

The Partnership encounters considerable competition from lessors that utilize full payout leases on new equipment. Full payout leases are leases that have terms equal to the expected economic life of the equipment and are written for longer terms and for lower monthly rates than the Partnership offers. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Partnership may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Partnership at a competitive disadvantage.

(2)      Manufacturers and Equipment Lessors

The Partnership competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Partnership cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX, General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, and other limited partnerships that lease the same types of equipment.

(D)   Demand

The Partnership has investments in transportation-related capital equipment and relocatable environments. Types of capital equipment owned by the Partnership include aircraft, marine vessels, railcars, and trailers. Relocatable environments are functionally self-contained transportable equipment, such as marine containers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1) Aircraft

(a)  Commercial Aircraft

The international commercial aircraft market experienced another good year in 1997, with a third consecutive year of profits by the world's airlines. Airline managements have continued to emphasize cost reductions and a moderate increase in capacity. However, even the limited volume of new aircraft deliveries has caused the market to change from being in equilibrium at the end of 1996 to having excess supply. This market imbalance is expected to continue, with the number of surplus aircraft increasing from approximately 350 aircraft at the end of 1996 to an estimated 600 aircraft by the end of the decade.

The changes taking place in the commercial aircraft market also reflect the impact of noise legislation enacted in the United States and Europe. Between 1997 and the end of 2002, approximately 1,400 Stage II aircraft (Stage II aircraft are aircraft that have been shown to comply with Stage II noise levels prescribed in Federal Aviation Regulation section C36.5) are forecast to be retired, primarily due to noncompliance with Stage III (Stage III aircraft are aircraft that have been shown to comply with Stage III noise levels prescribed in Federal Aviation Regulation section C36.5) noise requirements. This represents about 41% of the Stage II aircraft now in commercial service worldwide. By 2002, about 2,000 (59%) of the current fleet of Stage II aircraft will remain in operational service outside of Stage III-legislated regions or as aircraft that have had hushkits installed so that engine noise levels meet the quieter Stage III requirements. The cost to install a hushkit is approximately $1.5 million, depending on the type of aircraft. All aircraft currently being manufactured meet Stage III requirements.

The Partnership's fleet consists primarily of late-model Stage II narrowbody commercial aircraft and Stage II aircraft that have been hush-kitted. The Stage II aircraft either are positioned with air carriers outside of Stage III-legislated areas, are scheduled for Stage III hushkit installation in 1998-99, or are anticipated to be sold or leased outside Stage III areas before the year 2000.

Specifically, the Partnership has scheduled some Stage II narrowbody aircraft for sale during 1998. A Stage II narrowbody aircraft that has been hushed to meet Stage III requirements, currently positioned in the United States (U.S.), is also scheduled for sale in 1998. A Stage II narrowbody aircraft now on lease in the U.S. will be sold or leased outside the Stage III-affected areas before the year 2000.

The Partnership has entered into agreements to install hushkits on selected late-model Boeing 737-200 Advanced aircraft over the next two years. These modifications are expected to enhance the current and residual value of the aircraft, while allowing them to continue operating in the Stage III-legislated areas of North America.

(b)  Commuter Aircraft

The commuter aircraft market is experiencing a revolution with the successful entry of small regional jets into this market. Major turboprop manufacturers are re-evaluating their programs, and several successful but larger models are now being considered for phase-out. The original concept for regional jets was for them to take over the hub-and-spoke routes served by the larger turboprops in North America, but they are also finding successful niches in point-to-point routes. The introduction of this smaller aircraft has allowed major airlines to shift the regional jets to marginal routes previously operated by narrowbody aircraft, allowing the larger-capacity aircraft to be more efficiently employed in an airline's route system.

The Partnership leases commuter aircraft in the 36 to 50 seat turboprop category. These aircraft are all positioned in North America, the fastest-growing market for commuter aircraft in the world. The Partnership's aircraft possess unique performance capabilities, compared to other turboprops, which allow them to readily operate at maximum payloads from unimproved surfaces, hot and high runways, and short runways. The market for turboprops is undergoing rapid change due to the introduction of regional jets. The manufacturer of the Partnership's commuter/regional aircraft has already announced production cutbacks for some types of turboprops, which may adversely affect both demand and near-term values for the Partnership's aircraft.

(c)  Aircraft Engines and Rotables

The demand for spare engines has increased, particularly for the Pratt & Whitney Stage II JT8D engine, which powers many of the Partnership's Stage II commercial aircraft.

Aircraft rotables, or components, are replacement spare parts held in inventory by an airline. These parts are components that are removed from an aircraft or engine, undergo overhaul, and are recertified and refit to the aircraft in an "as new" condition. Rotables carry specific identification numbers, allowing each part to be individually tracked. The types of rotables owned and leased by the Partnership include landing gear, certain engine components, avionics, auxiliary power units, replacement doors, control surfaces, pumps, valves, and other comparable equipment. The Partnership expects to sell this equipment during 1998.

(2)  Marine Vessels

The Partnership owns or has investments with other affiliated programs in small to medium-sized dry bulk vessels and product tankers, which are traded in worldwide markets and carry commodity cargoes. The markets for dry bulk vessels and product tankers took different paths in 1997. Dry bulk markets experienced flat freight rates, with supply increases outrunning demand growth. In the product tanker trades, rates strengthened through most of the year and supply and demand were well balanced. Demand for commodity shipping closely tracks worldwide economic growth patterns; however, economic development alters trade patterns from time to time, causing changes in volume on trade routes.

The General Partner operates the Partnership's marine vessels under spot charters, period charters, and pooled-vessel operations. It believes that this operating approach provides the flexibility to adapt to changing demand patterns.

Freight rates for dry bulk vessels in 1997 maintained the levels experienced in the fourth quarter of 1996. Freight rates had declined significantly in 1996 until a moderate recovery occurred late in the year due to an increase in grain trade. The size of the overall dry bulk carrier fleet increased by 3%, as measured by the number of vessels, and by 5%, as measured by deadweight tonnage. Scrapping of ships was not a significant factor in 1997: 126 dry bulk ships were scrapped while 247 were delivered. Total dry trade (as measured in deadweight tons) grew by 3% in 1997, versus 1% in 1996. This balance of supply and demand made market conditions soft, providing little foundation for increasing freight rates.

Growth in 1998 is expected to be approximately 2%. The majority of growth is forecast to come from grain (2%) and thermal coal (6%). The primary variable in forecasts is Asian growth; if there is some recovery from the economic shake-up of the second half of 1997, then there will be prospects for improvement in 1998. Delivery of ships in 1998 is expected to be about the same as in 1997; however, an increase in scrapping is anticipated to strengthen the market.

Current rates do not justify any new construction of dry bulk carriers and there should be a significant drop in orders over the next two years. If growth in demand matches historic averages of around 3%, then the current excess supply should be absorbed by the end of 1999, leading to the possible strengthening of freight rates.

Marine Containers

The marine container market began 1997 with a continuation of the weakness in industrywide container utilization and rate pressures that had been experienced in 1996. A reversal of this trend began in early spring and continued throughout the remainder of 1997, as utilization returned to the 80% range. Per diem rates did not strengthen, however, since customers resisted attempts to raise daily rental rates.

Industrywide consolidation continued in 1997. Late in the year, Genstar, one of the world's largest container leasing companies, announced that it had reached an agreement with SeaContainers, another large container leasing company, whereby SeaContainers will take over the management of Genstar's fleet. Long term, such industrywide consolidation should bring more rationalization to the container leasing market and result in both higher fleetwide utilization and per diem rates.

(4)  Railcars

(a)  Pressurized Tank Cars

Pressurized tank cars are used primarily in the petrochemical and fertilizer industries to transport liquefied petroleum gas and anhydrous ammonia. The demand for natural gas is anticipated to grow through 1999, as the developing world, former Communist countries, and the industrialized world all increase their energy consumption. World demand for fertilizer is expected to increase, based on an awareness of the necessity of fertilizing crops and improving diets, the shortage of farm land, and population growth in developing nations. Based on ongoing renewals with current lessees, demand for these cars continues to be strong and is projected to remain so during 1998.

The utilization rate of the Partnership's fleet of pressurized tank cars was over 98% during 1997.

(b)  General Purpose (Nonpressurized) Tank Cars

General purpose or nonpressurized tank cars are used to transport a wide variety of bulk liquid commodities, such as petroleum fuels, lubricating oils, vegetable oils, molten sulfur, corn syrup, asphalt, and specialty chemicals. Chemical carloadings for the first 45 weeks of 1997 were up 4%, compared to the same period in 1996. The demand for petroleum is anticipated to grow, as the developing world, former Communist countries, and the industrialized world increase energy consumption.

The demand for general purpose tank cars in the Partnership's fleet has remained healthy over the last three years, with utilization remaining above 98%.

(c) Covered Hopper (Grain) Cars

Industrywide, the size of the covered hopper car fleet has increased only 9% over the last 10 years, from a total of 299,172 cars in 1985 to 325,882 cars in 1995. Covered hopper cars accounted for 30% of all new railcar deliveries in 1995 and 50% of new deliveries in 1996. During 1997, there was some downward pressure on rental rates, as demand for covered hopper cars softened somewhat. Grain car loadings decreased 2% compared to the same period in 1996.

(d)  Mill Gondolas

Mill gondolas are typically used to haul scrap steel from processors to steel mills throughout the United States. Recycled scrap steel constitutes nearly all of the raw material used by small steel mills, called minimills. For example, in 1960 minimills produced only 8% of the total steel output in the U.S., but by 1996 that figure had reached 42%. The overall stability of the U.S. economy and relatively steady levels of steel production have strengthened demand for mill gondolas over the last year. In 1997, the national gondola fleet increased from 90,583 to 91,351 cars, a change consistent with the anticipated continuing expansion of demand for steel mill products through 2000, averaging 2.5% to 3% a year.

(5)  Trailers

(a)  Intermodal Trailers

In all intermodal equipment areas, 1997 was a remarkably strong year. The US inventory of intermodal equipment was approximately 164,000 units in 1997, divided between about 55% intermodal trailers (piggyback) 20 and 45% domestic containers. Trailer loadings increased approximately 4% in 1997 due to a robust economy and a continuing shortage of drivers in over-the-road markets. The expectation is for flat to slightly declining utilization of intermodal trailer fleets in the near future.

(b)  Over-the-Road Dry Trailers

The U.S. over-the-road dry trailer market began to recover in mid-1997, as an oversupply of equipment from 1996 subsided. The strong domestic economy, a continuing focus on integrated logistics planning by American companies, and numerous service problems on Class I railroads contributed to the recovery in the dry van market. In addition, federal regulations requiring antilock brake systems on all new trailers, effective in March 1998, have helped stimulate new trailer production, and the market is anticipated to remain strong in the near future. There continues to be much consolidation of the trailer leasing industry in North America, as the two largest lessors of dry vans now control over 60% of the market. The reduced level of competition, coupled with anticipated continued strong utilization, may lead to an increase in rates.

(c)  Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market recovered in 1997; freight levels improved and equipment oversupply was reduced as industry players actively retired older trailers and consolidated fleets. Most refrigerated carriers posted revenue growth of between 2% and 5% in 1997, and accordingly are planning fleet upgrades. In addition, with refrigeration and trailer technologies changing rapidly and industry regulations becoming tighter, trucking companies are managing their refrigerated fleets more effectively.

As a result of changes in the refrigerated trailer market, it is anticipated that trucking companies will utilize short-term trailer leases more frequently to supplement their fleets. Such a trend should benefit the Partnership, which generally leases its equipment of this type on a short-term basis from rental yards owned and operated by PLM International subsidiaries.

 (E)      Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification to meet these regulations, at considerable cost to the Partnership. Such regulations include (but are not limited to):

     (1) the U.S. Oil Pollution Act of 1990 (which established liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution). This regulation has resulted in higher oil pollution liability insurance. The lessee typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990 (which limits or eliminates the operation of commercial aircraft in the U.S. that do not meet certain noise, aging, and corrosion criteria). In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990 (which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers and over-the-road refrigerated trailers);

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification and packaging requirements of hazardous materials and which apply particularly to the Partnership's tank cars).

As of December 31, 1997, the Partnership is in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.        PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. As of December 31, 1997, the Partnership owned a portfolio of transportation equipment and investments in equipment owned by special purpose entities as described in Part I, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering through approximately the first quarter of 1992.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.        LEGAL PROCEEDINGS

PLM  International  along  with  FSI,  TEC,  IMI and  PLM  Securities  (the  PLM
Entities), are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships for which FSI acts as the general partner, including the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund VI, and PLM Equipment Growth and Income Fund VII (the Growth Funds). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

On March 6, 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. On September 24, 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. On October 3, 1997, plaintiffs filed a motion requesting that the district court reconsider its ruling or, in the alternative, that the court modify its order dismissing the California plaintiff's claims so that it is a final appealable order, as well as certify for an immediate appeal to the Eleventh Circuit Court of Appeals that part of its order denying plaintiffs' motion to remand. On October 7, 1997, the district court denied each of these motions. In responses to such denial, plaintiffs filed a petition for writ of mandamus with the Eleventh Circuit, which was denied on November 18, 1997. On November 24, 1997, plaintiffs filed with the Eleventh Circuit a petition for rehearing and consideration of the full court's order denying the petition for a writ of mandamus, which petition was supplemented by plaintiffs on January 27, 1998.

On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion on December 8, 1997. On December 15, 1997, plaintiffs filed with the Eleventh Circuit a notice of appeal from the district court's order granting defendants' motion to compel arbitration and to stay the proceedings, and of the district court's September 24, 1997 order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. Plaintiffs filed an amended notice of appeal on December 31, 1997. The PLM Entities believe that the allegations of the Koch action are completely without merit and intend to continue to defend this matter vigorously.

On June 5, 1997, the PLM Entities were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Growth Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

On July 31, 1997, the PLM Entities filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. By memorandum and order dated October 23, 1997, the district court denied the PLM Entities' petition to compel arbitration. On November 5, 1997, the PLM Entities filed an expedited motion for leave to file a motion for reconsideration of this order, which motion was granted on November 14, 1997. The parties have agreed to have oral argument on the reconsideration motion set for April 23, 1998. The state court action has been stayed pending the district court's decision on this motion.

In connection with her opposition to the Company's petition to compel arbitration, on August 22, 1997, the plaintiff filed an amended complaint with the state court alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Section 1709 and 1710. Plaintiff has also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required. The PLM Entities believe that the allegations of the amended complaint in the Romei action are completely without merit and intend to defend this matter vigorously.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1997.

                                     PART II


ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. The General Partner is the sole holder of such interests. Gross income in each year of the Partnership is specially allocated to the General Partner to the extent, if any, necessary to cause the capital account balance of the General Partner to be zero at the close of such year. The remaining interests in the profits and losses and distributions of the Partnership are owned, as of December 31, 1997, by the 9,855 holders of Units in the Partnership.

Several secondary exchanges facilitate sales and purchases of limited partnership units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of limited partnership units. There is presently no public market for the units and none is likely to develop. To prevent the units from being considered "publicly traded" and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the units will not be transferred without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a U.S. citizen or if the transfer would cause any portion of the units to be treated as "plan assets." The Partnership may redeem a certain number of units each year under the terms of the Partnership's Limited Partnership Agreement, beginning January 1, 1994. If the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may, subject to certain terms and conditions, redeem up to 2% of the outstanding units each year. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. As of December 31, 1997, the Partnership agreed to purchase approximately 9,000 units for an aggregate price of approximately $0.1 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1998. The General Partner may purchase additional units on behalf of the Partnership in the future.

ITEM 6.        SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

               For the years ended December 31, 1997, 1996, 1995,
                 1994, and 1993 (In thousands of dollars, except
                         weighted-average unit amounts)


                                                1997           1996            1995            1994             1993
                                            ------------------------------------------------------------------------------

Operating results:

  Total revenues                            $     41,123    $    44,322      $    39,142      $    44,291      $    38,476
  Net gain (loss) on disposition
    of equipment                                  10,990         14,199            3,835            4,920             (584)
  Loss on revaluation of
    equipment                                         --             --               --               --           (4,125)
  Equity in net loss of unconsolidated
    special-purpose entities                        (264)          (116)              --               --               --
  Net income (loss)                                7,921         12,441            2,045            3,193           (8,443)

At year-end:
  Total assets                              $     80,033    $    98,419      $   102,109      $   120,114      $   135,582
  Total liabilities                               35,947         46,123           44,092           44,221           43,462
  Notes payable                                   32,000         40,463           38,000           38,000           38,000

Cash distribution                           $     15,346    $    18,083      $    19,342      $    19,420      $    19,430
                                                                                                        `
Cash distribution that represent
  a return of capital                       $      7,425    $     5,642      $    17,297      $    16,227      $    18,460

Per weighted-average of limited partnership unit:



  Net income (loss)                         $       0.79    $      1.26      $      0.12      $      0.24      $     (1.02)

  Cash distribution                         $       1.60    $      1.87      $      2.00      $      2.00      $      2.00

  Cash distribution that represent
    a return of capital                     $       0.81    $      0.61      $      1.89      $      1.76      $      2.00



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)  Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund V (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various sectors of the transportation industry and its effect on the Partnership's overall financial condition.

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing and Repricing Activity

The exposure of the Partnership's equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 1997 primarily in its trailer, marine vessels, and marine container portfolios.

     (a) Trailers: The majority of the Partnership's trailer portfolio operates in short-term rental facilities or with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers were higher than projected due to higher utilization and lease rates.

     (b) Marine vessels: Certain of the partnership's marine vessels operated in the voyage charter market. Voyage charters are usually short in duration and reflect the short-term demand and pricing trends in the vessel market. The Partnership experienced an increase in contributions due to the higher lease rates in the voyage charter market. Higher revenues were partially offset by the higher operating costs associated with this type of charter.

     (c) Marine containers: All of the Partnership's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. The Partnership saw higher re-lease rates earned on the remaining marine containers fleet during 1997.

     (d) Other: While market conditions and other factors may have had some impact on lease rates in other markets in which the Partnership owns equipment, the majority of this equipment was unaffected.

(2)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment, unless accompanied by immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in reductions of contributions to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in contributions, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees.

     (a) Liquidations: During the year, the Partnership received proceeds of approximately $25.8 million from the sale of vessels, aircraft, marine containers, trailers, a jet engine, and a railcar. The sale proceeds represented approximately 52% of the original cost of the assets. By year end, the Partnership had reinvested or reached agreements to reinvest approximately $18.5 million of these proceeds. The remainder was used to pay down debt.

     (b) Nonperforming lessees: As of December 31, 1997, the lessee of the Partnership's hushkit had been delinquent in lease payments for the full year. The Partnership took an ownership interest in an aircraft as compensation for the past due amounts. This aircraft, now jointly owned with two affiliated Partnerships, along with the attached hushkit, was sold in the first quarter of 1998.

(3)  Reinvestment Risk

Reinvestment risk occurs when (1) the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Partnership operations, (2) equipment is sold or liquidated for less than threshold amounts,
(3) proceeds from sales, losses, or surplus cash available for reinvestment cannot be reinvested at the threshold lease rates, or (4) proceeds from sales or surplus cash available for reinvestment cannot be deployed in a timely manner.

During the first six years of operations, the Partnership intends to increase its equipment portfolio by investing surplus cash available in additional equipment after fulfilling operating requirements and payments of distributions to the partners. Subsequent to the end of the reinvestment period, the Partnership will continue to operate for another two years and then begin an orderly liquidation over an anticipated two-year period. The income from operating and finance leases, together with the proceeds from sales of equipment, are intended to enhance financial returns to the partners.

During 1997, the Partnership purchased an interest in an entity owning a marine vessel for $9.1 million and reached an agreement to buy an anchor-handling vessel for $9.2 million. The purchase of the anchor-handling vessel is expected to be completed in the first quarter of 1998. During 1997, the Partnership began paying quarterly installments on the principal portion of the senior loan. In addition the Partnership paid down $2.5 million on a short-term borrowing facility used to purchase equipment in 1996. The total amount of $8.5 million accounts for the difference between sale proceeds and reinvested cash.

(4)  Equipment Valuation

In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material, as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of the Partnership's equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions were required to the carrying value of equipment during 1997, 1996 or 1995.

As of December 31, 1997, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including equipment owned by unconsolidated special-purpose entities (USPEs), to be approximately $100.3 million.

(C)  Financial Condition - Capital Resources, Liquidity, and Unit Redemption
     Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing of $38.0 million. No further capital contributions from original partners are permitted under the terms of the Partnership's limited partnership agreement. The total outstanding debt, currently $32.0 million, can only be increased with borrowings from the short-term Committed Bridge Facility. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to limited partners, and increase the Partnership's equipment portfolio with any remaining available surplus cash. For the year ended December 31, 1997, the Partnership generated sufficient operating cash to meet its operating obligations, make principal debt payments, and pay distributions.


For the year ended December 31, 1997, the Partnership generated $15.5 million in operating cash (net cash provided by operating activities plus cash distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total 1997 of approximately $15.3 million) to the partners.

Pursuant to the terms of the limited partnership agreement, beginning January 1, 1994, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may, subject to certain terms and conditions, redeem up to 2% of the outstanding limited partnership units each year. The purchase price to be offered for such outstanding units will be equal to 110% of the unrecovered principal attributed to the units, where unrecovered principal is defined as the excess of the capital contribution attributable to a unit over the distributions from any source paid with respect to that unit. During 1997, the Partnership repurchased 82,000 units for $0.8 million. As of December 31, 1997, the Partnership agreed to purchase approximately 9,000 units for an aggregate price of approximately $0.1 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1998. The General Partner may purchase additional units on behalf of the Partnership in the future.

During 1997 the Partnership borrowed $1.6 million from the General Partner for 45 days. The General Partner charged the Partnership market interest rates. Total interest paid to the General Partner was $10,000.

The General Partner has entered into a joint $50.0 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund VI (Fund VI), PLM Equipment Growth & Income Fund VII (Fund VII), and Professional Lease Management Income Fund I (Fund I), (all affiliated investment programs); TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner; and American Finance Group, Inc. (AFG), a subsidiary of PLM International, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on December 2, 1997 to expire on November 2, 1998. The Partnership, Funds VI and VII, Fund I, and TECAI may collectively borrow up to $35.0 million of the Committed Bridge Facility, and AFG may borrow up to $50.0 million. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. Individual borrowings for the Partnership may be outstanding for no more than 179 days, with all advances due no later than November 2, 1998. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625%, at the borrower's option, and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1997, AFG had $23.0 million in outstanding borrowings. No other eligible borrower had any outstanding borrowings. The General Partner believes it will renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)  Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1997 and 1996

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1997, when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                             For the Years Ended
                                                                                December 31,

                                                                           1997               1996
                                                                      ---------------------------------
Aircraft and aircraft engines                                           $   9,304          $   6,348
Marine vessels                                                              2,650              4,910
Rail equipment                                                              2,062              1,532
Marine containers                                                           2,057              2,790
Trailers                                                                    1,918              1,567
Mobile offshore drilling unit                                                  --              1,062


Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $9.4 million and $0.1 million, respectively, for the year ended December 31, 1997, compared to $6.5 million and $0.1 million, respectively, during the same period of 1996. The increase in aircraft contribution was due to the transfer of two commercial aircraft into the Partnership from unconsolidated special-purpose entities and the purchase of three commercial aircraft and a commuter aircraft during the second and third quarters of 1996. The increase in aircraft contribution caused by these events was offset, in part, by a decrease in the contribution from the aircraft engine that was off lease and subsequently sold during 1997. This engine was on lease during 1996.

Marine vessels: Marine vessel lease revenues and direct expenses were $12.8 million and $10.1 million, respectively, for the year ended December 31, 1997, compared to $14.0 million and $9.1 million, respectively, during the same period of 1996. The decrease in marine vessel contribution was primarily due to the sale of two marine vessels during the fourth quarter of 1997. Additionally, the marine vessels liability insurance increased $1.0 million during 1997 when compared to 1996.

Rail equipment: Rail equipment lease revenues and direct expenses were $2.5 million and $0.5 million, respectively, for the year ended December 31, 1997, compared to $2.4 million and $0.9 million, respectively, during the same period of 1996. Although the railcar fleet remained relatively the same size for both years, the increase in railcar contribution resulted from a decrease in repairs required on certain of the railcars in the fleet during 1997, when compared to the same period of 1996.

Marine containers: Marine container lease revenues and direct expenses were $2.1 million and $17,000, respectively, for the year ended December 31, 1997, compared to $2.8 million and $25,000, respectively, during the same quarter of 1996. The number of marine containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Trailers: Trailer lease revenues and direct expenses were $2.8 million and $0.8 million, respectively, for the year ended December 31, 1997, compared to $2.0 million and $0.5 million, respectively, during the same period of 1996. The number of trailers that transferred to the PLM-affiliated short-term rental yards increased during 1996, resulting in a larger number of the Partnership's trailers operating in the rental yards during 1997, when compared to the same period of 1996. Trailers earned higher lease rates while in the affiliated short-term rental yards than they earned during the same period of 1996 while they were on term lease; however, the trailers also incurred higher maintenance costs.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $1.1 million and $3,000, respectively, for the year ended December 31, 1996. The elimination of the mobile offshore drilling unit contribution during 1997 was due to the sale of this equipment during the second quarter of 1996.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $21.4 million for the year ended December 31, 1997 increased from $21.1 million for the same period in 1996. The significant variances are explained as follows:

     (i) A $0.8 million increase in depreciation and amortization expenses from 1996 levels reflects the purchase of three commercial aircraft and a commuter aircraft, and the transfer of two commercial aircraft from USPEs during 1996; the increase was offset in part by the double-declining balance method of depreciation and the sale of two marine vessels during 1997.

     (ii) A $0.3 million decrease in bad debt expenses was due to the recovery of receivables previously reserved for as bad debts.

     (iii) A $0.2 million decrease in interest expense was due to a lower average balance outstanding on the notes payable in 1997 compared to 1996.

(c)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the year ended December 31, 1997 totaled $11.0 million, which resulted from the sale of an aircraft engine, a commuter aircraft, marine containers, trailers, and a railcar, with an aggregate net book value of $4.7 million, for proceeds of $7.8 million, and the sale of two marine vessels with a net book value of $10.9 million for proceeds of $18.0 million. Included in the gain of $7.9 million from the sale of the marine vessels is the unused portion of accrued drydocking of $0.8 million. For the same period in 1996, a $14.2 million net gain resulted from the sale of a mobile offshore drilling unit with a net book value of $10.7 million, for proceeds of $21.3 million, and marine containers, aircraft engines, a commuter aircraft, a trailer and railcars with an aggregate net book value of $5.1 million, for proceeds of $8.7 million.

(d)   Interest and Other Income

Interest and other income decreased $0.7 million for the year ended December 31, 1997, when compared to the same period of 1996. This was partially due to a $0.3 business interruption claim that was received during 1996. No such claim was received during 1997. In addition, interest income decreased $0.3 million due to lower average cash balances available for investment throughout most of 1997, when compared to the same period of 1996. Additionally, interest income from the direct finance lease decreased $0.1 million, due to a lower balance due from the lessee and the termination of the direct finance lease during 1997(see Note 5 to the financial statements).

(e)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                             For the Years Ended
                                                                                December 31,

                                                                           1997               1996
                                                                      ---------------------------------
Aircraft, rotable components, and aircraft engines                      $   1,215          $    (265)
Marine vessels                                                             (1,479)               149


Aircraft, rotable components, and aircraft engines: As of December 31, 1997, the Partnership had an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables; an interest in two commercial aircraft on a direct finance lease; and an interest in a commercial aircraft that was transferred from a direct finance lease (see Notes 4 and 5 to the financial statements). As of December 31, 1996, the Partnership owned the interest in the two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, as well as an interest in two commercial aircraft on a direct finance lease. During the year ended December 31, 1997, revenues of $2.3 million were offset by depreciation and administrative expenses of $1.0 million. During 1996, revenues of $3.3 million were offset by depreciation and administrative expenses of $3.5 million. The decrease in revenues and administrative expenses was due to the transfer of two commercial aircraft from the USPEs to the Partnership during 1996, which was offset in part by the revenue earned from the interest in the direct finance lease that was purchased in the fourth quarter of 1996.

Marine vessels: As of December 31, 1997, the Partnership owned an interest in three marine vessels, one of which was purchased on the last day of the third quarter of 1997. As of December 31, 1996, the Partnership owned an interest in two marine vessels. During the year ended December 31, 1997, revenues of $4.2 million were offset by depreciation and administrative expenses of $5.7 million. During the same period of 1996, lease revenues of $3.9 million were offset by depreciation and administrative expenses of $3.7 million. The primary reason for the increase in revenues and depreciation and administrative expenses during 1997 was due to the purchase of an additional marine vessel in the third quarter of 1997.

(f)  Net Income

As a result of the foregoing, the Partnership's net income for the period ended December 31, 1997 was $7.9 million, compared to net income of $12.4 million during the same period in 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance during the year ended December 31, 1997 is not necessarily indicative of future periods. In the year ended December 31, 1997, the Partnership distributed $14.6 million to the limited partners, or $1.60 per weighted-average limited partnership unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1996 and 1995

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the year ended December 31, 1996, when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Years Ended
                                                                               December 31,
                                                                          1996              1995
                                                                      ------------------------------
Aircraft and aircraft engines                                           $ 6,348           $ 4,727
Marine vessels                                                            4,910             3,542
Marine containers                                                         2,790             3,939
Trailers                                                                  1,567             1,436
Rail equipment                                                            1,532             1,797
Mobile offshore drilling unit                                             1,062             2,553


Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $6.5 million and $0.1 million, respectively, for the year ended December 31, 1996, compared to $4.7 million and $35,000, respectively, during the same period of 1995. The increase in aircraft contribution was due to the purchase of five aircraft during the latter half of the second quarter 1995. This equipment was on lease for the entire year of 1996, compared to being on lease for only seven months of 1995. In addition, lease revenues from owned equipment in 1996 reflects a transfer of two aircraft from the USPEs to comply with the credit agreement (see Note 4 to the financial statements). The increase in aircraft contribution was offset, in part, by the sale of two aircraft engines during the third quarter of 1996.

Marine vessels: Marine vessel lease revenues and direct expenses were $14.0 million and $9.1 million, respectively, for the year ended December 31, 1996, compared to $13.5 and $10.0 million, respectively, during the same period of 1995. The increase in marine vessel contribution was due primarily to two marine vessels that were operating under a voyage charter during the first six months of 1996 and transferred to a time charter during the third quarter of 1996, compared to operating under a time charter during all of 1995. Marine vessels typically earn a higher lease rate while under a voyage charter, compared to a time charter. Marine vessel direct expenses remained relatively constant for both periods, except dry docking expenses, which decreased significantly during 1996 due to an increase in the number of months between required dry docking.

Marine containers: Marine container lease revenues and direct expenses were $2.8 million and $25,000, respectively, for the year ended December 31, 1996, compared to $4.1 million and $0.1 million, respectively, during the same period of 1995. The number of marine containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container net contribution. In addition, the container fleet experienced a decline in the utilization rate during 1996, compared to 1995.

Trailers: Trailer lease revenues and direct expenses were $2.0 million and $0.5 million, respectively, for the year ended December 31, 1996, compared to $1.5 and $0.1 million, respectively, during the same period of 1995. The trailer fleet remained virtually constant for both periods; however, over the past 12 months the number of trailers in the PLM-affiliated short-term rental yards has increased due to the expiration of term leases. These trailers are now earning a higher utilization rate while in the rental yards, compared to the fixed term leases. Due to the increase in the number of trailers in the PLM-affiliated short-term rental yards, repairs to maintain these trailers in running condition also increased.

Rail equipment: Rail equipment lease revenues and direct expenses were $2.4 million and $0.9 million, respectively, for the year ended December 31, 1996, compared to $2.5 million and $0.7 million, respectively, during the same period of 1995. The decrease in railcar contribution was due to the sale of 98 railcars in May 1995.

Mobile offshore drilling unit: Rig lease revenues and direct expenses were $1.1 million and $3,000, respectively, for the year ended December 31, 1996, compared to $2.6 million and $3,000, respectively, during the same quarter of 1995. The decrease in the rig contribution was due to the sale of this equipment during the latter part of the second quarter of 1996.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $21.1 million for the year ended December 31, 1996 increased from $20.8 million for the same period in 1995. The significant variances are explained below:

     (i) Administrative expenses increased $0.6 million, due primarily to the additional costs to transfer the off-lease trailers to the PLM-affiliated rental yards and the additional allocation of rental yard costs incurred due to the increased number of trailers in the rental yards. The Partnership also incurred higher professional services during 1996, when compared to the same period of 1995. Also, during 1995 the Partnership received a $0.1 million refund of services not performed; a similar refund was not received during 1996.

     (ii) A $0.3 million increase in bad debt expenses was due to an increase in uncollectable amounts owing from certain lessees.

     (iii) The $0.3 million decrease in interest expense was due to a lower interest rate charged to the Partnership on the existing senior loan during 1996.

     (iv) Depreciation and amortization expenses decreased $0.3 million from 1995 levels, reflecting the double-declining balance method of depreciation and the sale of certain assets during 1996 and 1995. The decrease was partly offset by the purchase of two commercial aircraft during 1996.

(c)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the year ended December 31, 1996 totaled $14.2 million, and resulted from the sale of a rig with a net book value of $10.7 million for proceeds of $21.3 million; and aircraft engines, a commuter aircraft, marine containers, railcars, and a trailer with an aggregate net book value of $5.1 million for proceeds of $8.7 million. The net gain on disposition of equipment during the same period of 1995 of $3.8 million was realized on the disposal of marine containers, marine vessels, an aircraft, and railcars, with an aggregate net book value of $15.8 million, for proceeds of $18.3 million. Included in the gain on the sale of one of the marine vessels is the unused portion of dry docking reserves and commissions in the net amount of $1.3 million.

(d)  Interest and Other Income

Interest and other income increased $0.4 million during the year ended December 31, 1996, due primarily to a business interruption claim of $0.3 million that was received during 1996 and interest earned from a finance lease that was not in place during 1995. This increase was offset by a decrease in interest income earned on cash investments during 1996, due to lower cash available for investment.

 Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly owned assets accounted for under the equity method (see Note 4 to the financial statements) is shown in the following table by equipment type (in thousands):


                                                                            For the Year Ended
                                                                               December 31,
                                                                          1996              1995
                                                                      ------------------------------
Marine vessels                                                          $   149            $  135
Aircraft, rotable components, and aircraft engines                         (265 )             (87)


Marine vessels: As of December 31, 1996, the Partnership owned an interest in two entities that own marine vessels. The revenues generated by this equipment decreased $0.9 million, when compared to the same period of 1995, due to one of the marine vessels transferring to a time charter during 1996 from a voyage charter during the same period of 1995. The $0.6 million decrease in 1996 marine operating expenses, when compared to the same period of 1995, was also due to the transfer of one marine vessel to a time charter during 1996, which had been a voyage charter during the same period of 1995. Depreciation expense decreased $0.2 million due to the double-declining balance method of depreciation.

Aircraft, rotable components, and aircraft engines: As of December 31 1996, the Partnership had an interest in two trusts that owned three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. The Partnership had also purchased an interest in an additional trust during 1996, which was transferred into equipment held for operating lease during the latter part of the third quarter of 1996 (see Notes 3 and 4 to the financial statements). Revenues earned by these trusts during the year ended December 31, 1996 of $3.3 million were offset by depreciation and amortization expenses, management fees, and administrative costs of $3.5 million. As of December 31 1995, the Partnership had an interest in three trusts that owned four commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, which was purchased at the end of the last two quarters of 1995. Revenues earned by these trusts during the same period in 1995, of $0.7 million, were offset by depreciation and amortization expenses and management fees of $0.8 million.

(f)  Net Income

As a result of the foregoing, the Partnership's net income of $12.4 million for the year ended December 30, 1996 increased from a net income of $2.0 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the remainder of the Partnership is subject to many factors, and the Partnership's performance in the 12 months ended December 31, 1996 is not necessarily indicative of future periods. In the 12 months ended December 31, 1996, the Partnership distributed $17.2 million to the limited partners, or $1.87 per weighted average limited partnership unit.

(E)  Geographic Information

The Partnership operates certain of its equipment in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes that these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in US dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets, and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the financial statements, Note 3 for information on the revenues, income, and net book value of equipment in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to change significantly in the future, as assets come off lease and decisions are made to either redeploy the assets in the most advantageous geographic location or sell the assets.

The Partnership's equipment on lease to U.S.-domiciled lessees consists of trailers, railcars, and aircraft. During 1997, U.S. lease revenues accounted for 21% of the total lease revenues of wholly and partially owned equipment while net income accounted for $4.5 million of the total aggregate net income for the Partnership of $7.9 million. The primary reason for this is that a large gain was realized from the sale of assets in the United States and another geographic region, while the other geographic region recorded a loss.

The Partnership's owned equipment and its ownership share in equipment owned by USPEs on lease to Canadian-domiciled lessees consists of railcars. During 1997, Canadian lease revenues accounted for 12% of the total lease revenues of wholly and partially owned equipment, and recorded a net income of $0.9 million, compared to the total aggregate net income for the Partnership of $7.9 million.

The Partnership's owned aircraft on lease to a South American-domiciled lessee during 1997 accounted for 8% of the total lease revenues of wholly and partially owned equipment, and recorded a net loss of $2.7 million, compared to the total aggregate net income for the Partnership of $7.9 million.

The Partnership's ownership share of equipment owned by USPEs on lease to European-domiciled lessees consisted of aircraft, aircraft engines, and aircraft rotables, and accounted for 5% of lease revenues of wholly and partially owned equipment and $0.8 million of the Partnership's total aggregate net income. The primary reason for this is that the Partnership sold some of the aircraft equipment and realized a gain on the sales.

The Partnership's owned equipment and its ownership share in USPEs on lease to lessees in the rest of the world consisted of marine vessels and marine containers. During 1997, lease revenues for these lessees accounted for 54% of the total lease revenues of wholly and partially owned equipment and recorded a net income of $7.5 million, compared to the total aggregate net income for the Partnership. The primary reason for this is that a large gain was realized from the sale of assets in worldwide markets

(F)  Year 2000 Compliance

The General Partner is currently addressing the Year 2000 computer software issue. The General Partner is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of these modifications allocable to the Partnership will be material.

(G)  Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

(H)  Inflation

Inflation had no significant impact on the Partnership's operations during 1997, 1996, or 1995.

(I)  Forward-Looking Information

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

(J)  Outlook for the Future

Several factors may affect the Partnership's operating performance in 1998 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. In 1997, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the dry over-the-road trailer markets, strong demand produced high utilization and returns. The marine vessel, rail, and mobile offshore drilling unit markets can generally be categorized by increasing rates, as the demand for equipment is increasing faster than the size of worldwide fleets. Finally, the demand for narrowbody Stage II aircraft, such as those owned by the Partnership, has increased, as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These different markets have had individual effects on the performance of Partnership equipment, in some cases resulting in a decline in performance and in others in an improvement in performance.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply-demand instabilities or other market imperfections.

The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal, and cash distributions to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

(1)  Repricing and Reinvestment Risk

Certain portions of the Partnership's marine container, marine vessel, and trailer portfolios will be remarketed in 1998 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner may select to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive, and thus faces reinvestment risk. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into US ports, resulting from implementation of the US Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the US and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment.

(3)  Distributions

Pursuant to the limited partnership agreement, the Partnership will cease to reinvest in additional equipment beginning in its seventh year of operation, which commences on January 1, 1999. The General Partner intends to continue its strategy of selectively redeploying equipment to achieve competitive returns. By the end of the reinvestment period, the General Partner intends to have assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Partnership that is sufficient to meet its obligations and sustain a predictable level of distributions to the partners.

The General Partner believes that the current level of distributions to the partners can be maintained throughout 1998, using cash from operations, undistributed available cash from prior periods, and proceeds from the sale or disposition of equipment, if necessary. Subsequent to this period, the General Partner will evaluate the level of distributions the Partnership can sustain over extended periods of time and, together with other considerations, may adjust the level of distributions accordingly. In the long term, the difficulty in predicting market conditions and the availability of suitable equipment acquisitions preclude the General Partner from accurately determining the impact of its redeployment strategy on liquidity or future distribution levels.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed on the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

















                      (this space intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) and of PLM Financial Services, Inc. are as follows:

Name                                     Age                   Position
-------------------------------------------------------------------------------------------------------------------------

Robert N. Tidball                        59                    Chairman of the Board, Director, President,
                                                               and Chief Executive Officer, PLM International, Inc.;
                                                               Director, PLM Financial Services, Inc.;
                                                               Vice President, PLM Railcar Management Services, Inc.;
                                                               President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    50                    Director, PLM International, Inc.

Douglas P. Goodrich                      51                    Director and Senior Vice President, PLM International;
                                                               Director and President, PLM Financial Services, Inc.;
                                                               President, PLM Transportation Equipment Corporation;
                                                               President, PLM Railcar Management Services, Inc.

Harold R. Somerset                       63                    Director, PLM International, Inc.

Robert L. Witt                           57                    Director, PLM International, Inc.

J. Michael Allgood                       49                    Vice President and Chief Financial Officer,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                          51                    President, PLM Investment Management, Inc.
                                                               and PLM Securities Corp.; Vice President and Director,
                                                               PLM Financial Services, Inc.

Richard K Brock                          35                    Vice President and Corporate Controller,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Frank Diodati                            43                    President, PLM Railcar Management Services Canada Limited

Steven O. Layne                          43                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Worldwide Management Services Ltd.

Susan C. Santo                           35                    Vice President, Secretary, and General Counsel,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Thomas L. Wilmore                        55                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Railcar Management Services, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies in the United States and abroad, as well as a senior advisor to the investment banking firm of Prudential Securities, where he has been employed since 1987. Mr. Caudill also serves as a director of VaxGen, Inc. and SBE, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a senior vice president since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corporation of Chicago, Illinois, from December 1980 to September 1985.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a recently acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President, General Counsel, and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the US Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

Robert L. Witt was elected to the Board of Directors in June 1997. Since 1993, Mr. Witt has been a principal with WWS Associates, a consulting and investment group specializing in start-up situations and private organizations about to go public. Prior to that, he was Chief Executive Officer and Chairman of the Board of Hexcel Corporation, an international advanced materials company with sales primarily in the aerospace, transportation, and general industrial markets. Mr. Witt also serves on the boards of directors for various other companies and organizations.

J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992 and Vice President and Chief Financial Officer of PLM Financial Services, Inc. in December 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public-sector companies and institutions specializing in financial operations systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London, where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a first vice president with American Express Bank Ltd. In February 1978, Mr. Allgood founded and until June 1981 served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

Stephen M. Bess was appointed Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Securities Corporation in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

Richard K Brock was appointed Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. in June 1997, having served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

Steven O. Layne was appointed Vice President of PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services Limited in September 1995. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was Director of Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and a senior pilot with 13 years of accumulated service.

Susan C. Santo became Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International since 1990 and served as its Senior Attorney since 1994. Previously, Ms. Santo was engaged in the private practice of law in San Francisco. Ms. Santo received her J.D. from the University of California, Hastings College of the Law.

Thomas L.  Wilmore was  appointed  Vice  President,  Rail of PLM  Transportation
Equipment Corporation in March 1994, and has served as Vice President of Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President and Regional Manager for MNC Leasing Corporation in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and co-owner of Guardian Industries Corporation, Chicago, and between December 1980 and July 1985, Mr. Wilmore was an executive vice president for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services, located in Rolling Meadows, Illinois, from June 1978 to December 1980.

The directors of PLM International are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International or PLM Financial Services, Inc.

ITEM 11.       EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1997.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)      Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to 5% interest in the profits and losses and distributions of the Partnership. As of December 31, 1997, no investor was known by the General Partner to beneficially own more than 5% of the units of the Partnership.

     (b)      Security Ownership of Management

         Neither the General Partner and its affiliates nor any officer or director of the General Partner and its affiliates own any units of the Partnership as of December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)      Transactions with Management and Others

         During 1997, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $1.5 million, and administrative and data processing services performed on behalf of the Partnership, $1.0 million. The Partnership paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly-owned, Bermuda-based subsidiary of PLM International, $0.8 million for insurance coverages during 1997; these amounts were paid substantially to third- party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

         During 1997, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.3 million; administrative and data processing services, $0.1 million; equipment acquisition fees, $0.4 million; and lease negotiation fees, $0.1 million. The USPEs also paid TEI $0.3 million for insurance coverages during 1997

     (b)      Certain Business Relationships

         None.

     (c)      Indebtedness of Management

         None.

     (d)      Transactions with Promoters

         None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)      1.           Financial Statements

                  The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

     (b)      Reports on Form 8-K

               None.

     (c)    Exhibits

         4. Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-32258), which became effective with the Securities and Exchange Commission on April 11, 1990.

         10.1 Management Agreement between Partnership and PLM Investment Management, Inc. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-32258), which became effective with the Securities and Exchange Commission on April 11, 1990.

         10.2 Loan Agreement, amended and restated as of September 26, 1996 regarding Senior Notes due November 8, 1999. Incorporated by reference to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1992.

         10.3 Amendment No. 1 to the Amended and Restated $38,000,000 Loan Agreement, dated as of December 29, 1997

         10.4 Third amended and restated Warehousing Credit Agreement, dated as of December 2, 1997 with First Union National Bank of North Carolina and others.

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


Dated: March 24, 1998              PLM EQUIPMENT GROWTH FUND V
                                   PARTNERSHIP

                                   By:      PLM Financial Services, Inc.
                                            General Partner


                                   By:      /s/ Douglas P. Goodrich
                                            ---------------------------
                                            Douglas P. Goodrich
                                            President and Director


                                   By:      /s/ Richard K Brock
                                            ----------------------------
                                            Richard K Brock
                                            Vice President and
                                            Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                         Capacity                     Date



*___________________
Robert N. Tidball            Director, FSI            March 24, 1998



*___________________
Douglas P. Goodrich          Director, FSI            March 24, 1998



*___________________
Stephen M. Bess              Director, FSI            March 24, 1998

*Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan Santo
-----------------------
Susan Santo
Attorney-in-Fact

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                      Page

Report of independent auditors                                          30

Balance sheets as of December 31, 1997 and 1996                         31

Statements of income for the years ended
     December 31, 1997, 1996, and 1995                                  32

Statements of changes in partners' capital for the
     years ended December 31, 1997, 1996, and 1995                      33

Statements of cash flows for the years ended
     December 31, 1997, 1996, and 1995                                  34

Notes to financial statements                                      35 - 44

All other financial statement schedules have been omitted, because the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



The Partners
PLM Equipment Growth Fund V:



We have audited the accompanying financial statements of PLM Equipment Growth Fund V, as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund V as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



/S/ KPMG PEAT MARWICK LLP
--------------------------------


SAN FRANCISCO, CALIFORNIA
March 12, 1998

                           PLM EQUIPMENT GROWTH FUND V
                            (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)




Assets

                                                                           1997                1996
                                                                       ---------------------------------

Equipment held for operating lease, at cost                             $   104,902           $  155,004
Less accumulated depreciation                                               (62,320)             (81,541 )
                                                                      -------------------------------------
  Net equipment                                                              42,582               73,463

Cash and cash equivalents                                                     9,884                4,662
Restricted cash                                                                 111                  553
Accounts and note receivable, less allowance for doubtful
    accounts of $113 in 1997 and $236 in 1996                                 3,229                3,508
Investments in unconsolidated special-purpose entities                       22,758               12,673
Net investment in direct finance lease                                           --                2,282
Lease negotiation fees to affiliate, less accumulated
  amortization of $325 in 1997 and $184 in 1996                                 156                  319
Debt issuance and loan costs, less accumulated amortization
  of $331 in 1997 and $255 in 1996                                              192                  268
Debt placement fees to affiliate, less accumulated
  amortization of $292 in 1997 and $245 in 1996                                  87                  134
Prepaid expenses and other assets                                               114                  557
Equipment acquisition deposit                                                   920                   --
                                                                      -------------------------------------

Total assets                                                            $    80,033           $   98,419
                                                                      =====================================


Liabilities and partners' capital


Liabilities
  Accounts payable and accrued expenses                                 $     1,826           $    1,060
  Due to affiliates                                                             477                  699
  Short-term note payable                                                        --                2,463
  Lessee deposits and reserve for repairs                                     1,644                3,901
  Note payable                                                               32,000               38,000
                                                                      -------------------------------------
    Total liabilities                                                        35,947               46,123
                                                                      -------------------------------------

Partners' capital
Limited partners (limited partnership units of 9,086,608 in 1997
    and 9,169,019 in 1996)                                                   44,086               52,296
General Partner                                                                  --                   --
                                                                      -------------------------------------
    Total partners' capital                                                  44,086               52,296
                                                                      -------------------------------------

Total liabilities and partners' capital                                 $    80,033           $   98,419
                                                                      =====================================



                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                            (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
        (in thousands of dollars, except weighted-average unit amounts)





                                                                           1997             1996             1995
                                                                      ------------------------------------------------
Revenues

Lease revenue                                                           $   29,493       $   28,763       $  34,298
Interest and other income                                                      640            1,360           1,009
Net gain on disposition of equipment                                        10,990           14,199           3,835
                                                                      ------------------------------------------------
    Total revenues                                                          41,123           44,322          39,142
                                                                      ------------------------------------------------

Expenses

Depreciation and amortization                                               15,693           14,941          17,321
Management fees to affiliate                                                 1,480            1,458           1,767
Repairs and maintenance                                                      2,690            2,843           4,004
Equipment operating expenses                                                 6,088            6,016           7,736
Interest expense                                                             2,593            2,789           3,048
Insurance expense to affiliate                                                 838              768           1,015
Other insurance expenses                                                     1,933              985           1,080
General and administrative expenses to affiliates                              981              838             612
Other general and administrative expenses                                      731              903             514
Provision for (recovery of) bad debts                                          (89)             224              --
                                                                      ------------------------------------------------
    Total expenses                                                          32,938           31,765          37,097
                                                                      ------------------------------------------------

Equity in net loss of unconsolidated
  special-purpose entities                                                    (264)            (116)             --

                                                                      ------------------------------------------------
Net income                                                              $    7,921       $   12,441       $   2,045
                                                                      ================================================

Partners' share of net income

Limited partners                                                        $    7,154       $   11,524       $   1,077
General Partner                                                                767              917             968
                                                                      ------------------------------------------------

Total                                                                   $    7,921       $   12,441       $   2,045
                                                                      ================================================

Net income per weighted-average limited partnership unit
    (9,107,121, 9,170,232, and 9,181,103 limited partnership
    units in 1997, 1996, and 1995, respectively)                        $     0.79       $     1.26       $    0.12
                                                                      ================================================

Cash distribution                                                       $   15,346       $   18,083       $  19,342
                                                                      ================================================

Cash distribution per weighted-average limited
    partnership unit                                                    $     1.60       $     1.87       $    2.00
                                                                      ================================================



                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the Years
       Ended December 31, 1997, 1996, and 1995 (in thousands of dollars)






                                                        Limited            General
                                                       Partners            Partner            Total
                                                     --------------------------------------------------


Partners' capital as of December 31, 1994              $    75,893          $     --          $    75,893

Net income                                                   1,077               968                2,045

Repurchase of limited partnership units                       (579)               --                 (579)

Cash distribution                                          (18,374)             (968)             (19,342)
                                                     -------------------------------------------------------

  Partners' capital as of December 31, 1995                 58,017                --               58,017

Net income                                                  11,524               917               12,441

Repurchase of limited partnership units                        (79)               --                  (79)

Cash distribution                                          (17,166)             (917)             (18,083)
                                                     -------------------------------------------------------

  Partners' capital as of December 31, 1996                 52,296                --               52,296

Net income                                                   7,154               767                7,921

Repurchase of limited partnership units                       (785)               --                 (785)

Cash distribution                                          (14,579)             (767)             (15,346)
                                                     -------------------------------------------------------

  Partners' capital as of December 31, 1997            $    44,086          $     --          $    44,086
                                                     =======================================================



















                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                           (in thousands of dollars)


                                                                           1997            1996            1995
                                                                       ---------------------------------------------
Operating activities
Net income                                                              $     7,921       $   12,441       $    2,045
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                              15,693           14,941           17,321
  Net gain on disposition of equipment                                      (10,990)         (14,199)          (3,835)
  Equity in net (income) loss of unconsolidated
    special-purpose entities                                                    264              116               --
  Changes in operating assets and liabilities, net:
    Restricted cash                                                             442             (330)             (36)
    Accounts and note receivable, net                                          (374)            (455)           1,973
    Prepaid expenses and other assets                                           443             (364)            (152)
    Accounts payable and accrued expenses                                       766             (294)               7
    Due to affiliates                                                          (222)            (414)             785
    Lessee deposits and reserve for repairs                                  (1,438)             285              620
                                                                      --------------------------------------------------
       Net cash provided by operating activities                             12,505           11,727           18,728
                                                                      ---------------------------------------------------

Investing activities
Proceeds from disposition of equipment                                       25,831           29,992           18,375
Payments for purchase of equipment                                             (165)         (21,378)         (27,128)
Payments for equipment acquisition deposits                                    (920)              --               --
Investment in direct finance lease, net                                          --               --           (2,639)

Principal payments received on direct finance lease                              --              327               --
Investment in and equipment purchased and placed in
   unconsolidated special-purpose entities                                  (10,453)          (8,952)              --
Distribution from unconsolidated special-purpose entities                     3,018            4,348               --
Payments of acquisition fees to affiliate                                        --             (936)          (1,198)
Payments of lease negotiation fees to affiliate                                  --             (214)            (266)
                                                                      ---------------------------------------------------
      Net cash provided by (used in) investing activities                    17,311            3,187          (12,856)
                                                                      ---------------------------------------------------

Financing activities
Proceeds from short-term note payable                                         9,110            8,073               --
Payments of short-term note payable                                         (11,573)          (5,610)              --
Payments of note payable                                                     (6,000)              --               --
Proceeds from short-term loan from affiliate                                  1,610               --               --
Payment of short-term loan to affiliate                                      (1,610)              --               --
Cash distribution paid to affiliate                                            (767)            (917)            (968 )
Cash distribution paid to limited partners                                  (14,579)         (17,166)         (18,374 )
Payment for loan costs                                                           --             (136)              --
Repurchase of limited partnership units                                        (785)             (79)            (579 )
                                                                      ---------------------------------------------------
      Net cash used in financing activities                                 (24,594)         (15,835)         (19,921 )
                                                                      ---------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          5,222             (921)         (14,049 )
Cash and cash equivalents at beginning of year (see Note 4)                   4,662            5,583           20,200
                                                                      ---------------------------------------------------
Cash and cash equivalents at end of year                                $     9,884       $    4,662       $    6,151
                                                                      ===================================================

Supplemental information
Interest paid                                                           $     2,843       $    2,815       $    2,970
                                                                      ===================================================
Noncash transfer of equipment at net book value from
  unconsolidated special-purpose entities                               $        --       $    7,901       $       --
                                                                      ===================================================
Receipt of interest in an unconsolidated special-purpose
  entity in settlement of receivables                                   $    (2,914)      $       --       $       --
                                                                      ===================================================

                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.   Basis of Presentation

     Organization

     PLM Equipment Growth Fund V, a California limited partnership (the Partnership), was formed on November 14, 1989. The Partnership offering became effective on April 11, 1990 and significant operations commenced in May 1990. PLM Financial Services, Inc. (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International). The Partnership engages in the business of owning and leasing primarily used transportation and related equipment.

     The Partnership will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events. Beginning in the Partnership's seventh year of operations, which commences on January 1, 1999, the General Partner will stop reinvesting excess cash, if any, which, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The General Partner anticipates that the liquidation of the assets will be completed by the end of the Partnership's tenth year of operations.

     FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner (see Net Income (Loss) and Distributions per Limited Partnership Unit, below). The General Partner is entitled to subordinated incentive fees equal to 5% of cash available for distribution and of net disposition proceeds (as defined in the partnership agreement), which are distributed by the Partnership after the limited partners have received a certain minimum rate of return.

     The General Partner has determined that it will not adopt a reinvestment plan for the Partnership. If the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. For the years ended December 31, 1997 and 1996, the Partnership had repurchased 82,411 and 6,925 limited partnership units for $0.8 million and $0.1 million, respectively.

     As of December 31, 1997, the Partnership agreed to repurchase approximately 9,000 units for an aggregate price of approximately $0.1 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1998. The General Partner may purchase additional units on behalf of the Partnership in the future.

     These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, along with disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operations

     The equipment owned by the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other programs.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.   Basis of Presentation  (continued)

     Accounting for Leases

     The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification, as required by Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (SFAS
     13).

     Depreciation and Amortization

     Depreciation of transportation equipment, held for operating leases, is computed on the 200% declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other types of equipment. Certain aircraft are depreciated under the double-declining balance depreciation method over the lease term. The depreciation method changes to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the 200% declining balance method. Acquisition fees and certain acquisition costs have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs are amortized over the term of the related loan. Major expenditures that are expected to extend the useful lives or reduce operating expenses for equipment are capitalized and amortized over the remaining life of the equipment.

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material, since the method previously employed by the Partnership was consistent with SFAS
     121. In accordance with SFAS 121, the General Partner reviews the carrying value of the Partnership's equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during either 1997, 1996 or 1995.

     Investments in Unconsolidated Special-Purpose Entities (USPEs)

     The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. These interests are accounted for using the equity method.

     The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment
     Corporation (TEC) and PLM Worldwide Management Services (WMS). TEC is a wholly-owned subsidiary of FSI and WMS is a wholly-owned subsidiary of PLM International. The Partnership's equity interest in net income of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC and WMS.

     Repairs and Maintenance

     Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred. Estimated costs associated with marine vessel drydockings are accrued and charged to income ratably over the period prior to such drydocking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.   Basis of Presentation  (continued)

     Net Income (Loss) and Distributions per Limited Partnership Unit

     The net income (loss) and distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner. Gross income in each year is specially allocated to the General Partner to the extent, if any, necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The limited partners' net income (loss) and distributions are allocated based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner has participated in the Partnership.

     Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month and quarterly unitholders receive a distribution check 45 days after the close of the quarter

     Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to the limited partners of $7.4 million, $5.6 million, and $17.3 million in 1997, 1996, and 1995, respectively, were deemed to be a return of capital.

     Cash distributions of $2.8 million, $2.8 million, and $3.5 million related to the fourth quarter of 1997, 1996, and 1995, respectively, were paid during January and February 1998, 1997, or 1996.

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

     Reclassification

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1997 and 1996 presentation.

2.   General Partner and Transactions with Affiliates

     An officer of PLM Securities Corp. (PLM Securities) contributed $100 of the Partnership's initial capital. PLM Securities is a wholly-owned subsidiary of the General Partner. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that is subject to full payout net leases, and (c) 7% of the gross lease revenues attributable to equipment, if any, that is subject to per diem leasing arrangements and thus is operated by the Partnership. Partnership management fees of $0.4 million and $1.0 million were payable as of December 31, 1997 and 1996, respectively. The Partnership's proportional share of USPE management fees of $0.1 million and $26,000 were payable as of December 31, 1997 and 1996, respectively. The Partnership's proportional share of USPE management fees expense was $0.3 million and $0.3 million during 1997 and 1996, respectively. An affiliate of the General Partner was reimbursed for data processing and administrative expenses directly attributable to the Partnership in the amount of $1.0 million, $0.8 million, and $0.6 million during 1997, 1996, and 1995, respectively. The Partnership's proportional share of USPE data processing and administrative expenses was $0.1 million during 1997 and 1996. Debt placement fees were paid to FSI in an amount equal to 1% of the Partnership's long-term borrowings.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

2.   General Partner and Transactions with Affiliates (continued)

     The Partnership and the USPEs paid or accrued lease negotiation and equipment acquisition fees of $0.5 million, $1.6 million, and $1.6 million to TEC and WMS in 1997, 1996, and 1995, respectively.

     The Partnership paid $0.8 million, $0.8 million, and $1.0 million in 1997, 1996, and 1995, respectively, to Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, which provides marine insurance coverage and other insurance brokerage services. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $0.3 million and $0.2 million during 1997 and 1996, respectively. A substantial portion of this amount was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

     As of December 31, 1997, approximately 70% of the Partnership's trailer equipment was in rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

     The Partnership owned certain equipment in conjunction with affiliated programs during 1997 and 1996 (see Note 4).

     During 1997 the Partnership borrowed $1.6 million from the General Partner for 45 days. The General Partner charged the Partnership market interest rates. Total interest paid to the General Partner was $10,000.

     The balance due to affiliates as of December 31, 1997 included $0.4 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1996 included $0.9 million due to FSI and its affiliates for management fees and $0.3 million due from affiliated USPEs.

3.   Equipment

     The components of equipment as of December 31, 1997 and 1996 were as follows (in thousands of dollars):


Equipment held for operating leases:                          1997                  1996
                                                       -----------------------------------
  Aircraft                                               $    49,838           $    57,205
  Marine containers                                           17,592                24,451
  Marine vessels                                              16,276                52,259
  Rail equipment                                              11,500                11,406
  Trailers                                                     9,696                 9,683
                                                      --------------------------------------
                                                              104,902               155,004
Less accumulated depreciation                                 (62,320)              (81,541)
                                                      --------------------------------------
Net equipment                                            $    42,582           $    73,463
                                                      ======================================


     Revenues are earned by placing the equipment under operating leases that are billed monthly or quarterly. Some of the Partnership's marine containers and marine vessels are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for other equipment are based on fixed rates.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.   Equipment  (continued)

     As of December 31, 1997, all equipment was on lease or operating in PLM-affiliated short-term trailer rental yards. As of December 31, 1996, all equipment was on lease or operating in PLM-affiliated short-term trailer rental yards, except for 14 railcars with a net book value of $0.2 million.

     As of December 31, 1997, the Partnership had entered into a commitment to purchase a marine vessel for $9.2 million. The Partnership made a deposit of $0.9 million toward this purchase which is included in this balance sheet as equipment acquisition deposits. The Partnership expects to purchase this equipment during the first quarter of 1998 and will pay $0.5 million for acquisition and lease negotiation fees to FSI related to this acquisition.

     During 1997, the Partnership disposed of an aircraft engine, a commuter aircraft, marine containers, railcars, and trailers with an aggregate net book value of $4.7 million for $7.8 million. The Partnership also sold two marine vessels with a net book value of $10.9 million for proceeds of $18.0 million. Included in the gain of $7.9 million from the sale of the marine vessels is the unused portion of accrued drydocking $0.8 million.

     During 1996, the Partnership disposed of a rig with a net book value of $10.7 million for proceeds of $21.3 million, as well as aircraft engines, marine containers, railcars, a commuter aircraft, and a trailer with an aggregate net book value of $5.1 million for proceeds of $8.7 million.

     Periodically, PLM International purchases groups of assets whose ownership may be allocated among affiliated programs and PLM International. Generally in these cases, only assets that are on lease are purchased by an affiliated program. PLM International generally assumes the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price is determined by a combination of third-party industry sources, recent transactions, and published fair market value references. During 1996, PLM International realized a $0.7 million gain on the sale of 69 off-lease railcars purchased by PLM International as part of a group of assets in 1994 that had been allocated to PLM Equipment Growth Funds IV, VI, and VII, Professional Lease Management Income Fund I, LLC (Fund I), and PLM International. As of December 31, 1995, PLM International held these assets for sale. During 1995, PLM International realized $1.3 million in gains on sales of railcars and aircraft purchased by PLM International in 1994 and 1995 as part of a group of assets that had been allocated to the Partnership, PLM Equipment Growth Funds IV, VI, and VII, Fund I, and PLM International.

     All owned equipment on lease is being accounted for as operating leases. Future minimum rentals receivable under noncancelable operating leases, as of December 31, 1997, for owned and partially owned equipment during each of the next five years are approximately $14.5 million in 1998, $11.3 million in 1999, $8.5 million in 2000, $5.6 million in 2001, and $2.3 million thereafter. Contingent rentals based upon utilization were approximately $2.2 million, $3.1 million, and $4.8 million in 1997, 1996, and 1995, respectively.

     The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions is denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     The Partnership leases or leased its aircraft, railcars, mobile offshore drilling unit, and trailers to lessees domiciled in five geographic regions: North America, South America, Europe, Asia, and Australia. Marine vessels and marine containers are leased to multiple lessees in different regions that operate the marine vessels and marine containers worldwide. The tables below set forth geographic information about the Partnership's owned equipment and investments in USPEs,

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.   Equipment  (continued)

     grouped by domicile of the lessee as of and for the years ended December 31, 1997, 1996, and 1995 (in thousands of dollars):


                                   Investments in USPEs                      Owned Equipment
                               -----------------------------   -------------------------------------------
             Region                 1997            1996             1997            1996            1995
 ------------------------------------------------------------   --------------------------------------------
  Lease revenues:

     United States                $        --      $       --       $      7,553     $     7,806     $      6,666
     Canada                                --           1,509              4,096           1,821              892
     South America                         --              --              3,011             763               --
     Asia                                  --              --                 --           1,062            2,556
     Australia                             --              --                 --              --              258
     Europe                             1,765           1,765                 --             493            1,671
     Rest of the world                  4,103           3,780             14,833          16,818           22,255
                                -------------------------------  ------------------------------------------------
   Total lease revenues           $     5,868      $    7,054       $     29,493     $    28,763     $     34,298
                                ===============================  ================================================

     The following table sets forth identifiable net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31, 1997, 1996, and 1995 (in thousands of dollars):


                                      Investments in USPEs                       Owned Equipment
                                     ---------------------------   -------------------------------------------
                Region                    1997           1996            1997             1996            1995
  ----------------------------------------------------------------  -----------------------------------------------
   Net income (loss):
     United States                    $       --       $     --        $   4,549       $    1,543        $  2,142
     Canada                                   --           (753)             926             (555)            (75)
     South America                            --             --           (2,712)          (1,419)             --
     Asia                                     --             --               --           10,715             114
     Australia                                --             --               --               --             646
     Europe                                  773            490               --            3,190             410
     Mexico                                  442             (2)              --               --              --
     Rest of the world                    (1,479)           149            8,950            2,500           2,085
                                     -----------------------------  -----------------------------------------------
   Total identifiable loss                  (264)          (116)          11,713           15,974           5,322
   Administrative and other                   --             --           (3,528)          (3,417)         (3,277)
                                     -----------------------------  -----------------------------------------------
   Total net income (loss):           $     (264)      $   (116)       $   8,185       $   12,557        $  2,045
                                     =============================  ===============================================

     The net book value of these assets as of December 31, 1997, 1996, and 1995 are as follows (in thousands of dollars):


                                             Investments in USPEs                            Owned Equipment
                                   -----------------------------------------     ---------------------------------------
             Region                1997          1996         1995             1997          1996         1995
  ----------------------------------------------------------------------  ---------------------------------------
   Net book value:
     United States               $      --     $     --      $     --        $   14,602     $  20,465    $  24,971
     Canada                             --           --         4,205            11,366        14,065        2,187
     South America                      --           --            --             8,345        13,909           --
     Mexico                          2,863        2,768            --                --            --           --
     Asia                               --           --            --                --            --       11,540
     Europe                          4,027        4,565         5,334                --            --        3,377
     Rest of the world              12,090        5,340         6,619             8,269        25,024       31,675
                              ------------------------------------------  ------------------------------------------
                                    18,980       12,673        16,158            42,582        73,463       73,750
   Equipment held for sale           3,778           --            --                --            --           --
                              ------------------------------------------  ------------------------------------------
   Total net book value          $  22,758     $ 12,673      $ 16,158        $   42,582     $  73,463    $  73,750
                              ==========================================  ==========================================


                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

3.   Equipment  (continued)

     The lessees that accounted for 10% or more of the total revenues during 1997, 1996, and 1995 were M. T. Maritime (10.6% in 1997), Halla Merchant Marine Company Ltd. (11.6% in 1995) and Chembulk Trading, Inc. (12.2% in 1996; 11.1% in 1995).

4.   Investments in Unconsolidated Special-Purpose Entities

     During the second half of 1995, the Partnership began to increase the level of its participation in the ownership of large-ticket transportation assets to be owned and operated jointly with affiliated programs. This trend continued during 1996 and 1997.

     Prior  to  1996,  the  Partnership   accounted  for  operating   activities
     associated with joint ownership of transportation equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly held assets.

     The principal differences between the previous accounting method and the equity method concern the presentation of activities relating to these assets in the statement of operations. Whereas under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, equity in net income (loss) of USPEs, under the previous method the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partners' capital or on the Partnership's net income
     (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation. The beginning cash and cash equivalent for 1996 is different from the ending cash and cash equivalent for 1995 on the statement of cash flows due to this reclassification.

     During 1997, the Partnership purchased an interest in an entity owning a product tanker for $9.1 million and incurred acquisition and lease negotiation fees to FSI of $0.5 million. In addition, the Partnership received a partial interest in an entity that owns a commercial aircraft in exchange for past due receivables and the outstanding balance on a direct finance lease (see Note 5). The Partnership liquidated its interest in this entity in January 1998 when the aircraft was sold at its approximate book value. The Partnership received liquidating proceeds of $3.7 million.

     During 1996, the Partnership purchased an interest in a trust owning five commercial aircraft for $5.6 million and an interest in an entity owning two commercial aircraft on a direct finance lease for $2.9 million, and incurred acquisition and lease negotiation fees of $0.3 million to PLM Worldwide Management Services (WMS), an affiliate of the General Partner's.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

4.   Investments in Unconsolidated Special-Purpose Entities  (continued)

     The following summarizes the financial information for the special-purpose entities and the Partnership's interest therein as of and for the years ended December 31, 1997 and 1996 (in thousands of dollars):


                                               1997                             1996
                                           ------------                     ------------
                                                 Net Interest                       Net Interest
                                      Total      of Partnership         Total      of Partnership
                                      USPEs                             USPEs
                                 --------------------------------  ----------------------------------

Net Investments                  $       67,208   $       22,758  $        48,660   $       12,673
Lease revenues                           28,822            5,868           30,337            7,054
Net income (loss)                        11,390             (264)          (1,692)            (116 )


     The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) as of December 31 1997 and 1996 (in thousands of dollars):

                                                                                     1997            1996
                                                                             ----------------------------------
   48% interest in an entity owning a product tanker                           $    8,266         $       --
   17% interest in two trusts owning three commercial aircraft, two
            aircraft engines, and a portfolio of aircraft rotables                  4,027              4,565
   60% interest in a commercial aircraft                                            3,778                 --
   25% interest in two commercial aircraft on direct finance lease                  2,863              2,768
   50% interest in an entity owning a bulk carrier                                  2,277              3,196
   50% interest in an entity owning a product tanker                                1,547              2,144
                                                                             -------------      -------------
  Net investments                                                              $   22,758         $   12,673
                                                                             =============      =============

     The Partnership had beneficial interests in two USPEs that own multiple aircraft (the Trusts). These Trusts contained certain provisions, under certain circumstances, for allowing the removal of specific aircraft to the beneficial owners. A renegotiation of the Partnership's senior loan agreement during the third quarter of 1996 (see Note 6) required the Partnership to remove from the Trusts the aircraft designated to the Partnership for loan collateral purposes. As of December 31, 1996, the two Boeing 737 aircraft, one of which was purchased during 1995 and the other of which was purchased during 1996, are now reported as owned equipment by the Partnership.

5.   Net Investment in Direct Finance Lease

     During December 1995, the Partnership entered into a direct finance lease related to the installation of a Stage III hushkit on an Advanced Boeing 727-200 aircraft, at a cost of $2.5 million. The Partnership incurred acquisition and lease negotiation fees of $139,000 to TEC related to this transaction. Gross lease payments of $3.8 million were to be received over a five-year period, which commenced in December of 1995.

     The components of the net investment in direct finance lease as of December 31, 1996 are as follows (in thousands of dollars):

                                                             1996
                                                         -------------
Total minimum lease payments                               $  2,978
Residual value                                                  125
Less unearned income                                           (821)
                                                          -------------
                                                           $  2,282
                                                          =============

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

5.   Net Investment in Direct Finance Lease (continued)

     During 1997, the lessee encountered financial difficulties. The General Partner established reserves against these receivables due to the determination that collection of these lease payments were uncertain. Due to the uncertainty of collection, the General Partner exercised its option under the terms of the settlement agreement. During June 1997, the Partnership, together with two affiliated programs to which the lessee also owed past due receivables, repossessed the Boeing 727-200 aircraft. This is the aircraft on which the Stage III hushkit was installed and that was owned by the lessee and pledged as security for the financing of the hushkit. As a result, the balance due from the lessee from the direct finance lease and the balances due to affiliated programs were reclassified to an investment in an entity that owns a commercial aircraft. The fair market value of the Partnership's interest in this aircraft approximated its outstanding receivable from the lessee.

6.   Notes Payable

     In November 1991, the Partnership borrowed $38,000,000 under a nonrecourse loan agreement. The loan was secured by certain marine containers, five marine vessels, and one mobile offshore drilling unit owned by the Partnership.

     During 1996, the Partnership sold some of the assets in which the lender had a secured interest. On September 26, 1996, the existing senior loan agreement was amended and restated to reduce the interest rate, to grant increased flexibility in allowable collateral, to pledge additional equipment to the lenders, and to amend the loan repayment schedule from 16 consecutive equal quarterly installments to 20 consecutive quarterly installments with lower payments of principle for the first four payments. The Partnership incurred a loan amendment fee of $133,000 to the lender in connection with the restatement of this loan. Pursuant to the terms of the loan agreement, the Partnership must comply with certain financial covenants and maintain certain financial ratios.

     On December 29, 1997, the existing senior loan agreement was amended and restated to allow the Partnership to deduct the next scheduled principal payment from the equipment sales proceeds which had previously been used to paydown the loan.

     During 1997, the loan required quarterly principal payments of $1.5 million and quarterly interest payments at a rate of approximately LIBOR plus 1.2 percent per annum (6.962% at December 31, 1997 and 6.825% at December 31,
     1996). The General Partner believes that the book value of the note payable approximates fair value due to its variable interest rate.

     The General Partner has entered into a joint $50.0 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund VI (EGF VI), PLM Equipment Growth & Income Fund VII (EGF VII), and Professional Lease Management Income Fund I (Fund I), all affiliated investment programs; TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner; and American Finance Group, Inc. (AFG), a subsidiary of PLM International Inc. The Committed Bridge Facility may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on December 2, 1997 to expire on November 2, 1998. The Partnership, Fund I, TECAI, and the other programs may collectively borrow up to $35.0 million of the Committed Bridge
     Facility. AFG may borrow up to $50.0 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than November 2, 1998. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

6.   Notes Payable (continued)

     are guaranteed by the General Partner. As of December 31, 1997, AFG had $23.0 million in outstanding borrowings. No other eligible borrower had outstanding borrowings. The General Partner believes it will renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

7.   Income Taxes

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

     As of December 31, 1997, there were temporary differences of approximately $34.1 million between the financial statement's carrying values of assets and liabilities and the federal income tax basis of such assets and liabilities, principally due to the differences in depreciation methods and the tax treatment of underwriting commissions and syndication costs.

                           PLM EQUIPMENT GROWTH FUND V

                                INDEX OF EXHIBITS



    Exhibit                                                              Page


     4.   Limited Partnership Agreement of Partnership.                     *


     10.1 Management  Agreement  between the  Partnership  and PLM  Investment
          Management, Inc.                                                  *


    10.2  Amended and Restated $38,000,000 Loan Agreement, dated as of
          September 26, 1996                                                *


    10.3  Amendment No. 1 to the Amended and Restated $38,000,000
          Loan Agreement, dated as of December 29, 1997                  46-50


     10.4 Third Amended and Restated Warehousing Credit Agreement, dated as of December 2, 1997 with First Union National Bank of North Carolina and
          others                                                         51-130

    24.   Powers of Attorney.                                           131-133



































--------
* Incorporated by reference.  See page 27 of this report.