Form 10-Q
period 1998-03-31
PLM EQUIPMENT GROWTH FUND V
filed 1998-05-13
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1998


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



       Registrant's telephone number, including area code: (415) 974-1399
                             -----------------------


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                           March 31,             December 31,

                                                                            1998                 1997
                                                                      -------------------------------------
Assets

Equipment held for operating lease, at cost                             $   113,546           $   104,902
Less accumulated depreciation                                               (64,197)              (62,320 )
                                                                      ---------------------------------------
  Net equipment                                                              49,349                42,582

Cash and cash equivalents                                                     3,226                 9,884
Restricted cash                                                                 111                   111
Accounts and note receivable, net of allowance for doubtful
    accounts of $107 in 1998 and $113 in 1997                                 3,372                 3,229
Investments in unconsolidated special-purpose entities                       17,067                22,758
Prepaid expenses and other assets                                                60                   114
Deferred charges, net of accumulated amortization of
    $978 in 1998 and $948 in 1997                                               457                   435
Equipment acquisition deposit                                                    --                   920
                                                                      ---------------------------------------

      Total assets                                                      $    73,642           $    80,033
                                                                      =======================================


Liabilities and partners' capital


Liabilities:

Accounts payable and accrued expenses                                   $       950           $     1,826
Due to affiliates                                                               379                   477
Lessee deposits and reserve for repairs                                       1,752                 1,644
Note payable                                                                 30,000                32,000
                                                                      ---------------------------------------
    Total liabilities                                                        33,081                35,947
                                                                      ---------------------------------------

Partners' capital:

Limited partners (9,082,308 limited partnership units as of
    March 31, 1998 and 9,086,608 as of December 31, 1997)                    40,561                44,086
General Partner                                                                  --                    --
                                                                      ---------------------------------------
    Total partners' capital                                                  40,561                44,086
                                                                      ---------------------------------------

      Total liabilities and partners' capital                           $    73,642           $    80,033
                                                                      =======================================











                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
        (in thousands of dollars, except weighted-average unit amounts)


                                                                              For the Three Months
                                                                                 Ended March 31,

                                                                             1998              1997
                                                                        ---------------------------------

Revenues


Lease revenue                                                             $     5,212       $     7,868
Interest and other income                                                         161               150
Net gain on disposition of equipment                                              135                78
                                                                        ----------------------------------
    Total revenues                                                              5,508             8,096

Expenses

Depreciation and amortization                                                   2,641             4,119
Management fees to affiliate                                                      257               376
Repairs and maintenance                                                           325               667
Equipment operating expenses                                                      991             1,786
Interest expense                                                                  533               667
Insurance expense to affiliate                                                      9               259
Other insurance expense                                                            71               196
General and administrative expenses to affiliates                                 237               248
Other general and administrative expenses                                         140               135
Provision for bad debt                                                              6               338
                                                                        ----------------------------------
    Total expenses                                                              5,210             8,791
                                                                        ----------------------------------

Equity in net income of unconsolidated special-purpose entities                    36               149

    Net income (loss)                                                     $       334       $      (546)
                                                                        ==================================

Partners' share of net income (loss)

Limited partners                                                          $       143       $      (739)
General Partner                                                                   191               193
                                                                        ----------------------------------

    Total                                                                 $       334       $      (546)
                                                                        ==================================

Net income (loss) per weighted-average limited partnership unit
    (9,084,809 units
    and 9,160,485 units as of March 31,
    1998 and 1997, respectively)                                          $      0.02       $     (0.08)
                                                                        ==================================

Cash distributions                                                        $     3,825       $     3,861
                                                                        ==================================

Cash distributions per  weighted-average limited partnership unit         $      0.40       $      0.40
                                                                        ==================================



                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                            ( A Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the period from December 31, 1996 to March 31, 1998 (in thousands of dollars)




                                                            Limited              General
                                                           Partners              Partner                    Total
                                                        ----------------------------------------------------------


Partners' capital as of  December 31, 1996                $    52,296            $     --             $    52,296

Net income                                                      7,154                 767                   7,921

Repurchase of limited partnership units                          (785)                 --                    (785)

Cash distributions                                            (14,579)               (767)                (15,346)
                                                        ------------------------------------------------------------

  Partners' capital as of  December 31, 1997                   44,086                  --                  44,086

Net income                                                        143                 191                     334

Repurchase of limited partnership units                           (34)                 --                     (34)

Cash distributions                                             (3,634)               (191)                 (3,825)
                                                        ------------------------------------------------------------

  Partners' capital as of  March 31, 1998                 $    40,561            $     --             $    40,561
                                                        ============================================================





























                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                                                   For the Three Months
                                                                                     Ended March 31,

                                                                                  1998          1997
                                                                              ---------------------------
Operating activities:

Net income (loss)                                                              $      334      $     (546)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                     2,641           4,119
  Net gain on disposition of equipment                                               (135 )           (78)
  Equity in net income from unconsolidated
      special-purpose entities                                                        (36 )          (149)
  Changes in operating assets and liabilities, net:
    Restricted cash                                                                    --             (39)
    Accounts and note receivable, net                                                (143 )          (174)
    Prepaid expenses and other assets                                                  54              66
    Accounts payable and accrued expenses                                            (876 )            88
    Due to affiliates                                                                 (98 )          (294)
    Lessee deposits and reserve for repairs                                           108             392
                                                                             -----------------
                                                                                             ---------------
      Net cash provided by operating activities                                     1,849           3,385
                                                                             -------------------------------

Investing activities:
Payments for equipment purchases and capital improvements                          (8,280 )           (73)
Payments of acquisition fees to affiliate                                            (414 )            --
Payments of lease negotiation fees to affiliate                                       (92 )            --
Liquidation proceeds from unconsolidated
    special-purpose entity                                                          3,724              --
Distributions from unconsolidated special-purpose entities                          2,003           1,720
Proceeds from disposition of equipment                                                411             192
                                                                             -------------------------------
      Net cash (used in) provided by investing activities                          (2,648 )         1,839
                                                                             -------------------------------

Financing activities:
Payments of short-term note payable                                                    --          (1,400)
Payments of note payable                                                           (2,000 )        (1,500)
Cash distributions paid to limited partners                                        (3,634 )        (3,668)
Cash distributions paid to General Partner                                           (191 )          (193)
Repurchase of limited partnership units                                               (34 )          (438)
Payment for loan costs                                                                 --              (1)
                                                                             -------------------------------
      Net cash used in financing activities                                        (5,859 )        (7,200)
                                                                             -------------------------------

Net decrease in cash and cash equivalents                                          (6,658 )        (1,976)
Cash and cash equivalents at beginning of period                                    9,884           4,662
                                                                             -------------------------------
Cash and cash equivalents at end of period                                     $    3,226      $    2,686
                                                                             ===============================

Supplemental information:
Interest paid                                                                  $      569      $      702
                                                                               =============================
Supplemental disclosure of noncash investing and financing activities:
  Sales proceeds included in accounts receivable                               $        4      $       --
                                                                             ===============================







                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund V (the
Partnership) as of March 31, 1998 and December 31, 1997, the statements of operations for the three months ended March 31, 1998 and 1997, the statements of changes in partners' capital for the period from December 31, 1996 to March 31, 1998, and the statements of cash flows for the three months ended March 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.   Repurchase of Limited Partnership Units

In 1997, the Partnership agreed to repurchase approximately 9,000 limited partnership units for an aggregate purchase price of up to $0.1 million. During the three months ended March 31, 1998, the Partnership had repurchased 4,300 limited partnership units for $34,000. The General Partner may repurchase the additional units in the future.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $3.8 million and $3.9 million for the three months ended March 31, 1998 and 1997, respectively. Cash distributions to limited partners in excess of net income represent a return of capital. Cash distributions to the limited partners of $3.5 million and $3.7 million for the three months ended March 31, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions of $2.7 million relating to the results from the first quarter of 1998 were paid during the second quarter of 1998.

4.   Transactions with General Partner and Affiliates

The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 1998 and 1997 is listed in the following table (in thousands of dollars):

                                                      For the Three Months
                                                        Ended March 31,
                                                      1998            1997
                                                 ------------------------------

Management fees                                    $      91       $      77
Insurance expense                                          2              92
Data processing and administrative
   expenses                                               26              17


Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provided certain marine insurance coverage for Partnership equipment and other insurance brokerage services during 1998 and 1997. TEI did not provide the same insurance coverage during 1998 as had been provided during 1997. These services were provided by an unaffiliated third party.

The balance due to affiliates as of March 31, 1998 includes $0.3 million due to FSI and its affiliate for management fees and $0.1 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1997 includes $0.4 million due to FSI and its affiliate for management fees and $0.1 million due to affiliated USPEs.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

4.   Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of March 31, 1998 and December 31, 1997.

During the three months ended March 31, 1998, the Partnership purchased a marine vessel at a cost of $9.2 million and paid FSI $0.5 million for acquisition and lease negotiation fees.

5.   Equipment

Owned equipment held for operating lease is stated at cost. The components of owned equipment held for operating leases are as follows (in thousands of dollars):

                                                March 31,         December 31,
                                                 1998                 1997
                                            -----------------------------------

Aircraft                                      $   49,838           $    49,838
Marine vessels                                    25,890                16,276
Marine containers                                 16,634                17,592
Rail equipment                                    11,500                11,500
Trailers                                           9,684                 9,696
                                            -------------        --------------
                                                 113,546               104,902
Less accumulated depreciation                    (64,197 )             (62,320)
    Net equipment                             $   49,349           $    42,582
                                            =============        ==============

As of March 31, 1998 and December 31, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities.

During March 1998, the Partnership purchased a marine vessel for $9.6 million including acquisition fees of $0.4 million paid to FSI. The Partnership made a deposit of $0.9 million toward this purchase in 1997, which is included in the balance sheet at December 31, 1997 as an equipment acquisition deposit.

During the three months ended March 31, 1998, the Partnership disposed of marine containers and trailers with an aggregate net book value of $0.3 million for $0.4 million.

During the three months ended March 31, 1997, the Partnership disposed of marine containers, trailers, and a railcar, with an aggregate net book value of $0.1 million for proceeds of $0.2 million.

6.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                                 March 31,       December 31,

                                                                                     1998              1997

                                                                             ---------------------------------------
   48% interest in an entity owning a product tanker                           $    7,849           $      8,266
   25% interest in a trust owning two commercial aircraft on direct
            finance lease                                                           2,870                  2,863
   17% interest in two trusts owning three commercial aircraft, two
            aircraft engines, and a portfolio of aircraft rotables                  2,552                  4,027
   50% interest in an entity owning a bulk carrier                                  2,260                  2,277
   50% interest in an entity owning a product tanker                                1,534                  1,547
   60% interest in a trust owning a commercial aircraft                                 2                  3,778
      Net investments                                                          $   17,067           $     22,758
                                                                             =============        ===============

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

6.   Investments in Unconsolidated Special-Purpose Entities (continued)

During the three months ended March 31, 1998, the Partnership received liquidating proceeds of $3.7 million from the sale of its interest in an entity that owned a commercial aircraft with a net book value of $3.7 million.

7.   Debt

The Partnership made the regularly scheduled installment payment to the lender of the senior loan of $2.0 million and $1.5 million during the three months ended March 31, 1998 and 1997, respectively.

The General Partner entered into a short-term, joint $50.0 million credit facility. As of March 31, 1998, American Finance Group, Inc., a subsidiary of PLM International, Inc., had borrowings of $38.7 million under the short-term joint $50.0 million credit facility. No other eligible borrower had any outstanding borrowings.

8.   Contingencies

PLM International, Inc. (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships for which FSI acts as the General Partner, including the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII (the Growth Funds). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third-party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

On March 6, 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. On September 24, 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. On October 3, 1997, plaintiffs filed a motion requesting that the district court reconsider its ruling or, in the alternative, that the court modify its order dismissing the California plaintiff's claims so that it is a final appealable order, as well as certify for an immediate appeal to the Eleventh Circuit Court of Appeals that part of its order denying plaintiffs' motion to remand. On October 7, 1997, the district court denied each of these motions. In responses to such denial, plaintiffs filed a petition for writ of mandamus with the Eleventh Circuit, which was denied on November 18, 1997. On November 24, 1997, plaintiffs filed with the Eleventh Circuit a petition for rehearing and consideration by the full court of the order denying the petition for a writ of mandamus, which petition was supplemented by plaintiffs on January 27, 1998.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

8.   Contingencies (continued)

On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion on December 8, 1997. On December 15, 1997, plaintiffs filed with the Eleventh Circuit a notice of appeal from the district court's order granting defendants' motion to compel arbitration and to stay the proceedings, and of the district court's September 24, 1997 order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. Plaintiffs filed an amended notice of appeal on December 31, 1997. Appellate briefs have not yet been filed in this matter. The Company believes that the allegations of the Koch action are completely without merit and intends to continue to defend this matter vigorously.

On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in the Partnership, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the General Partner, including the Growth Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal
Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. By memorandum and order dated October 23, 1997, the district court denied the Company's petition to compel arbitration. On November 5, 1997, the Company filed an expedited motion for leave to file a motion for reconsideration of this order, which motion was granted on November 14, 1997. The parties have agreed to have oral argument on the reconsideration motion set for July 22, 1998. The state court action has been stayed pending the district court's decision on this motion.

In connection with her opposition to the Company's petition to compel arbitration, on August 22, 1997 the plaintiff filed an amended complaint with the state court alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500), and for violation of California Civil Code Sections 1709 and 1710. Plaintiff has also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required. The Company believes that the allegations of the amended complaint in the Romei action are completely without merit and intends to defend this matter vigorously.

9.   Subsequent Event

During May 1998, the Partnership borrowed $1.6 million from the short-term, joint $50.0 million credit facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1998 and 1997

(A)       Owned Equipment Operations

Lease revenues less direct expenses on owned equipment (defined as expenses for repair and maintenance, equipment operating, and asset-specific insurance) decreased during the three months ended March 31, 1998 when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                              Ended March 31,
                                                                          1998               1997
                                                                      -------------------------------
Aircraft and aircraft engines                                           $  2,206          $  2,438
Rail equipment                                                               586               584
Marine containers                                                            526               471
Trailers                                                                     515               423
Marine vessels                                                                (2)            1,055


Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $2.2 million and $21,000, respectively, for the three months ended March 31, 1998, compared to $2.5 million and $20,000, respectively, during the same period of 1997. The decrease in aircraft contribution was due to the sale of two commuter aircraft and an aircraft engine during 1997.

Rail equipment: Rail equipment lease revenues and direct expenses were $0.6 million and $40,000, respectively, for the three months ended March 31, 1998 and 1997.

Marine containers: Marine container lease revenues and direct expenses were $0.5 million and $3,000, respectively, for the three months ended March 31, 1998, compared to $0.5 million and $5,000, respectively, during the same period of 1997.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.1 million, respectively, for the three months ended March 31, 1998, compared to $0.6 million and $0.2 million, respectively, during the same period of 1997. Trailer contribution increased during the first quarter of 1998 due to fewer maintenance repairs needed to trailers that transitioned into the PLM affiliated rental yards.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.2 million and $1.2 million, respectively, for the three months ended March 31, 1998, compared to $3.7 million and $2.6 million, respectively, during the same period of 1997. The decrease in marine vessel contribution was due to the sale of two marine vessels during the fourth quarter of 1997. The purchase of an additional marine vessel on the last day of the first quarter of 1998 did not have a material impact on lease revenues or direct expenses.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.8 million for the quarter ended March 31, 1998 decreased from $5.9 million for the same period in 1997. Significant variances are explained as follows:

(1) A $1.5 million decrease in depreciation and amortization expenses from 1997 levels was caused by the sale of two marine vessels and two commuter aircraft during 1997, along with the double-declining balance method of depreciation. These decreases were partially offset by the purchase of a marine vessel during the first quarter of 1998.

(2) A $0.3 million decrease in bad debt expenses was due to a decrease in the estimate of the uncollectable amounts due from certain lessees.

(3) A $0.1 million decrease in interest expense was due to a lower average balance outstanding on the notes payable when compared to the same period of 1997.

(4) A $0.1 million decrease in management fees to affiliate was due to lower lease revenues.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the first quarter of 1998 totaled $0.1 million, which resulted from the sale of marine containers and trailers, with an aggregate net book value of $0.3 million, for proceeds of $0.4 million. Net gain on disposition of equipment for the first quarter of 1997 totaled $0.1 million, which resulted from the sale of marine containers, trailers, and a railcar, with an aggregate net book value of $0.1 million, for proceeds of $0.2 million.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                              Ended March 31,
                                                                          1998               1997
                                                                      -------------------------------
Aircraft, rotable components, and aircraft engines                      $     65          $    308
Marine vessels                                                               (29)             (159 )
    Equity in net income of USPEs                                       $     36          $    149
                                                                      ===============================

Aircraft, rotable components, and aircraft engines: As of March 31, 1998 and 1997, the Partnership had an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, and also had an interest in an entity owning two commercial aircraft on a direct finance lease. During the first quarter of 1998, revenues of $0.3 million were offset by depreciation and administrative expenses of $0.2 million. During the same period of 1997, lease revenues of $0.6 million were offset by depreciation and administrative expenses of $0.3 million. The decrease in lease revenues is due to the renewal of the leases for three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables at a lower rate than was in place during the same period of 1997.

Marine vessels: As of March 31, 1998, the Partnership owned an interest in three marine vessels. As of March 31, 1997, the Partnership owned an interest in two marine vessels. During the first quarter of 1998, lease revenues of $1.6 million were offset by depreciation and administrative expenses of $1.6 million. During the same period of 1997, lease revenues of $0.8 million were offset by depreciation and administrative expenses of $1.0 million. The primary reason for the increase in lease revenues and depreciation and administrative expenses during 1998 was the purchase of an interest in an entity that owns a marine vessel in the third quarter of 1997.

(E)      Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the quarter ended March 31, 1998 was $0.3 million, compared to a net loss of $0.5 million during the same period in 1997. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first quarter of 1998 is not necessarily indicative of future periods. In the first quarter of 1998, the Partnership distributed $3.6 million to the limited partners, or $0.40 per weighted-average limited partnership unit.

(II)      FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three  months  ended March 31,  1998,  the  Partnership  generated  $3.9 million in operating cash (net cash provided by operating activities plus distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for the three months ended March 31, 1998 of $3.8 million) to the partners.

During the three months ended March 31, 1998, the General Partner sold owned equipment and investments in USPEs and received aggregate proceeds of $4.1 million. The Partnership purchased a marine vessel for $9.7 million including acquisition and lease negotiation fees of $0.5 million paid to FSI. The Partnership made a $0.9 million deposit on this marine vessel in 1997.

The Partnership made the regularly scheduled installment payment to the lender of the senior loan of $2.0 million during the three months ended March 31, 1998. The Partnership is scheduled to make quarterly installments of $2.0 million to the lender through the year 2001.

The General Partner has entered into a short-term joint $50.0 million credit facility. As of May 12, 1998, the Partnership had $1.6 million in outstanding borrowings and American Finance Group, Inc., a wholly owned subsidiary of PLM International, Inc., had $37.6 million in outstanding borrowings. No other eligible borrower had any outstanding borrowings.

(III) YEAR 2000 COMPLIANCE

The General Partner is currently addressing the year 2000 computer software issue and is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of those modifications allocable to the Partnership will be material.

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

(V)   OUTLOOK FOR THE FUTURE

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

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal, and cash distributions to acquire additional equipment during the first seven years of Partnership operations, which concludes December 31, 1998. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.




(VI)      FORWARD-LOOKING INFORMATION

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



                                            PLM EQUIPMENT GROWTH FUND V

                                            By:     PLM Financial Services, Inc.
                                                    General Partner



Date:  May 13, 1998                         By:     /s/ Richard K Brock
                                                    -------------------
                                                    Richard K Brock
                                                    Vice President and
                                                    Corporate Controller