Form 10-Q
period 1998-06-30
PLM EQUIPMENT GROWTH FUND V
filed 1998-08-12
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1998


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                          June 30,             December 31,
                                                                            1998                 1997
                                                                      -------------------------------------
Assets

Equipment held for operating lease, at cost                             $   111,037           $   104,902
Less accumulated depreciation                                               (65,224)              (62,320 )
                                                                      ---------------------------------------
  Net equipment                                                              45,813                42,582

Cash and cash equivalents                                                     3,025                 9,884
Restricted cash                                                                 108                   111
Accounts receivable, net of allowance for doubtful
    accounts of $128 in 1998 and $113 in 1997                                 4,002                 3,229
Investments in unconsolidated special-purpose entities                       16,457                22,758
Prepaid expenses and other assets                                                49                   114
Deferred charges, net of accumulated amortization of
    $910 in 1998 and $948 in 1997                                               392                   435
Equipment acquisition deposit                                                    --                   920
                                                                      ---------------------------------------

      Total assets                                                      $    69,846           $    80,033
                                                                      =======================================


Liabilities and partners' capital


Liabilities:

Accounts payable and accrued expenses                                   $       706           $     1,826
Due to affiliates                                                               377                   477
Short-term note payable                                                       1,600                    --
Lessee deposits and reserve for repairs                                       1,833                 1,644
Note payable                                                                 27,519                32,000
                                                                      ---------------------------------------
    Total liabilities                                                        32,035                35,947
                                                                      ---------------------------------------

Partners' capital:

Limited partners (9,081,028 limited partnership units as of
    June 30, 1998 and 9,086,608 as of December 31, 1997)                     37,811                44,086
General Partner                                                                  --                    --
                                                                      ---------------------------------------
    Total partners' capital                                                  37,811                44,086
                                                                      ---------------------------------------

      Total liabilities and partners' capital                           $    69,846           $    80,033
                                                                      =======================================











                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                            (A Limited Partnership)
                              STATEMENTS OF INCOME
        (in thousands of dollars, except weighted-average unit amounts)



                                                     For the Three Months                 For the Six Months
                                                        Ended June 30,                      Ended June 30,

                                                        1998          1997                1998             1997
                                                 --------------------------------------------------------------------
Revenues

Lease revenue                                      $   6,551       $   8,371           $  11,763        $  16,338
Interest and other income                                 99              78                 260              129
Net gain on disposition of equipment                     359           2,146                 494            2,225
                                                 --------------------------------------------------------------------
    Total revenues                                     7,009          10,595              12,517           18,692
                                                 --------------------------------------------------------------------

Expenses

Depreciation and amortization                          2,880           4,010               5,521            8,128
Management fees to affiliate                             318             399                 574              774
Repairs and maintenance                                  450             752                 774            1,420
Equipment operating expenses                           1,680           2,226               2,671            4,012
Interest expense                                         512             650               1,045            1,318
Insurance expense to affiliate                           (66)            177                 (56)             436
Other insurance expense                                    8             256                  79              452
General and administrative expenses
      to affiliates                                      234             216                 471              464
Other general and administrative expenses                154             206                 294              341
Provision for bad debt                                    25              41                  32              379
                                                 --------------------------------------------------------------------
    Total expenses                                     6,195           8,933              11,405           17,724
                                                 --------------------------------------------------------------------

Equity in net income of unconsolidated
      special-purpose entities                           269             205                 305              354
                                                 --------------------------------------------------------------------

Net income                                         $   1,083       $   1,867           $   1,417        $   1,322
                                                 ====================================================================

Partners' share of net income:

Limited partners                                   $     891       $   1,676           $   1,034        $     938
General Partner                                          192             191                 383              384
                                                 --------------------------------------------------------------------

Total                                              $   1,083       $   1,867           $   1,417        $   1,322
                                                 ====================================================================

Net income per weighted-average  limited
partnership unit (9,083,175 units and
9,127,849 units as of June 30, 1998
and 1997, respectively)                            $    0.10       $    0.18           $    0.11        $    0.10
                                                 ====================================================================

Cash distributions                                 $   3,825       $   3,834           $   7,650        $   7,694
                                                 ====================================================================
Cash distributions per weighted-average
      limited partnership unit                     $    0.40       $    0.40           $    0.80        $    0.80
                                                 ====================================================================




                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
      ( A Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period from December 31, 1996 to June 30, 1998 (in thousands of dollars)




                                                            Limited              General
                                                           Partners              Partner                    Total
                                                        ----------------------------------------------------------


Partners' capital as of December 31, 1996                 $    52,296            $     --             $    52,296

Net income                                                      7,154                 767                   7,921

Repurchase of limited partnership units                          (785)                 --                    (785)

Cash distributions                                            (14,579)               (767)                (15,346)
                                                        ------------------------------------------------------------

  Partners' capital as of December 31, 1997                    44,086                  --                  44,086

Net income                                                      1,034                 383                   1,417

Repurchase of limited partnership units                           (42)                 --                     (42)

Cash distributions                                             (7,267)               (383)                 (7,650)
                                                        ------------------------------------------------------------

  Partners' capital as of June 30, 1998                   $    37,811            $     --             $    37,811
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

                           PLM EQUIPMENT GROWTH FUND V
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)



                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                                  1998          1997
                                                                              ---------------------------
Operating activities

Net income                                                                     $    1,417      $    1,322
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                     5,521           8,128
  Net gain on disposition of equipment                                               (494 )        (2,225)
  Equity in net income from unconsolidated
      special-purpose entities                                                       (305 )          (354)
  Changes in operating assets and liabilities, net:
    Restricted cash                                                                     3             403
    Accounts receivable, net                                                         (764 )          (745)
    Prepaid expenses and other assets                                                  65             202
    Accounts payable and accrued expenses                                          (1,120 )          (210)
    Due to affiliates                                                                (100 )            24
    Lessee deposits and reserve for repairs                                           189          (1,464)
                                                                             -----------------
                                                                                             ---------------
      Net cash provided by operating activities                                     4,412           5,081
                                                                             -------------------------------

Investing activities
Payments for equipment purchases and capital improvements                          (8,285 )          (132)
Payments of acquisition fees to affiliate                                            (414 )            --
Payments of lease negotiation fees to affiliate                                       (92 )            --
Liquidation proceeds from unconsolidated
    special-purpose entity                                                          3,724              --
Distributions from unconsolidated special-purpose entities                          2,882           1,617
Proceeds from disposition of equipment                                              1,487           4,678
                                                                             -------------------------------
      Net cash (used in) provided by investing activities                            (698 )         6,163
                                                                             -------------------------------

Financing activities
Payments of short-term note payable                                                    --          (2,463)
Payments of note payable                                                           (4,481 )        (3,000)
Proceeds from short-term note payable                                               1,600              --
Cash distributions paid to limited partners                                        (7,267 )        (7,310)
Cash distributions paid to General Partner                                           (383 )          (384)
Repurchase of limited partnership units                                               (42 )          (774)
Payment of loan costs                                                                  --              (1)
                                                                             -------------------------------
      Net cash used in financing activities                                       (10,573 )       (13,932)
                                                                             -------------------------------

Net decrease in cash and cash equivalents                                          (6,859 )        (2,688)
Cash and cash equivalents at beginning of period                                    9,884           4,662
                                                                             -------------------------------
Cash and cash equivalents at end of period                                     $    3,025      $    1,974
                                                                             ===============================

Supplemental information
Interest paid                                                                  $    1,091      $    1,355
                                                                               =============================
Supplemental disclosure of noncash investing and financing activities:
  Sale proceeds included in accounts receivable                                $       13      $       --
                                                                             ===============================






                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund V (the Partnership) as of June 30, 1998 and December 31, 1997, the statements of income for the three and six months ended June 30, 1998 and 1997, the statements of changes in partners' capital for the period from December 31, 1996 to June 30, 1998, and the statements of cash flows for the six months ended June 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.   Repurchase of Limited Partnership Units

In 1997, the Partnership agreed to repurchase approximately 9,000 limited partnership units for an aggregate purchase price of up to $0.1 million. During the six months ended June 30, 1998, the Partnership had repurchased 5,580 limited partnership units for $42,000. The General Partner may repurchase the additional units in the future.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $3.8 million and $7.7 million for the three and six months ended June 30, 1998 and 1997, respectively. Cash distributions to limited partners in excess of net income represent a return of capital. Cash distributions to the limited partners of $6.2 million and $6.4 million for the six months ended June 30, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions of $2.7 million relating to the results from the second quarter of 1998 were paid during the third quarter of 1998.

4.   Transactions with General Partner and Affiliates

The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 1998 and 1997 is listed in the following table (in thousands of dollars):


                                                     For the Three Months                 For the Six Months
                                                        Ended June 30,                      Ended June 30,
                                                        1998          1997                1998             1997
                                                 --------------------------------------------------------------------


Management fees                                    $      96       $      60           $     187        $     136
Data processing and administrative
   expenses                                               23              15                  48               31
Insurance expense                                         (2)             56                  --              148


Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provided certain marine insurance coverage for the Partnership's equipment and other insurance brokerage services during 1998 and 1997. TEI did not provide the same insurance coverage during 1998 as had been provided during 1997. These services were provided by an unaffiliated third party.

During 1998, the Partnership received a $0.1 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated partnerships.

The balance due to affiliates as of June 30, 1998 includes $0.3 million due to FSI and its affiliate for management fees and $0.1 million due to affiliated USPEs. The balance due to affiliates as of

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

4.   Transactions with General Partner and Affiliates (continued)

December 31, 1997 includes $0.4 million due to FSI and its affiliate for management fees and $0.1 million due to affiliated USPEs.

The Partnership's proportional share of USPE-affiliated management fees of $44,000 and $0.1 million was payable as of June 30, 1998 and December 31, 1997, respectively.

During the six months ended June 30, 1998, the Partnership purchased a marine vessel at a cost of $9.2 million and paid FSI $0.5 million for acquisition and lease negotiation fees.

5.   Equipment

Owned equipment held for operating lease is stated at cost. The components of owned equipment held for operating leases are as follows (in thousands of dollars):


                                              June 30,            December 31,
                                                 1998                 1997
                                            -------------------------------------

Aircraft                                      $   49,838           $    49,838
Marine vessels                                    25,890                16,276
Marine containers                                 14,576                17,592
Rail equipment                                    11,428                11,500
Trailers                                           9,305                 9,696
                                            -------------        --------------
                                                 111,037               104,902
Less accumulated depreciation                    (65,224 )             (62,320)
    Net equipment                             $   45,813           $    42,582
                                            =============        ==============

As of June 30, 1998 and December 31, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities.

During March 1998, the Partnership purchased a marine vessel for $9.6 million, including acquisition fees of $0.4 million paid to FSI. The Partnership made a deposit of $0.9 million toward this purchase in 1997, which is included in the balance sheet as of December 31, 1997 as an equipment acquisition deposit.

During the six months ended June 30, 1998, the Partnership disposed of marine containers, railcars, and trailers with an aggregate net book value of $1.0 million for $1.5 million.

During the six months ended June 30, 1997, the Partnership disposed of an aircraft engine, marine containers, trailers, and a railcar, with an aggregate net book value of $2.5 million, for $4.7 million, which included $1.5 million of unused engine reserves.





                      (this space intentionally left blank)

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

6.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities (in thousands of dollars):


                                                                                 June 30,        December 31,
                                                                                     1998              1997

                                                                             ---------------------------------------
   48% interest in an entity owning a product tanker                           $    7,465           $      8,266
   25% interest in a trust owning two commercial aircraft on direct
            finance lease                                                           2,769                  2,863
   17% interest in two trusts owning three commercial aircraft, two
            aircraft engines, and a portfolio of aircraft rotables                  2,303                  4,027
   50% interest in an entity owning a bulk carrier                                  2,087                  2,277
   50% interest in an entity owning a product tanker                                1,833                  1,547
   60% interest in a trust that owned a commercial aircraft                            --                  3,778
      Net investments                                                          $   16,457           $     22,758
                                                                             =============        ===============

During the six months ended June 30, 1998, the Partnership received liquidating proceeds of $3.7 million from the sale of its interest in an entity that owned a commercial aircraft which had a net book value of $3.8 million.

7.   Debt

The Partnership made the regularly scheduled installment payments to the lender of the senior loan of $4.0 million during the six months ended June 30, 1998. The Partnership also paid the lender of the senior loan an additional $0.5 million from equipment sale proceeds, as required by the loan agreement.

The General Partner entered into a short-term, joint $50.0 million credit facility. This facility was amended on June 1, 1998 to temporarily increase the borrowing capacity of American Finance Group, Inc. (AFG), a subsidiary of PLM International, Inc., from $50.0 million to $55.0 million until September 1, 1998. On June 8, 1998, this facility was amended again to temporarily increase AFG's borrowing capacity from $55.0 million to $60.0 million until July 8, 1998. As of June 30, 1998, the Partnership had borrowings of $1.6 million under the short-term, joint $60.0 million credit facility. Among the other eligible borrowers, AFG had borrowings of $44.8 million and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $2.0 million under the short-term, joint $60.0 million credit facility as of June 30, 1998. No other eligible borrower had any outstanding borrowings.

8.   Contingencies

PLM International, Inc. (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Funds) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including the Partnership, PLM Equipment Growth Funds IV, and VI, and PLM Equipment Growth & Income Fund VII. The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

8.   Contingencies (continued)

status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. In September 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion in December 1997.

Following various unsuccessful requests that the district court reverse or otherwise amend its decisions, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a notice of appeal from the district court's order granting defendants' motion to compel arbitration and to stay the proceedings, and of the district court's order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. This appeal was voluntarily dismissed by plaintiffs in June 1998 pending settlement of the Koch action, as discussed below.

On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in the Partnership, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration and in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, the plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions. The MOU contemplates a settlement and release of all claims in exchange for payment of up to $6.0 million. The final settlement amount will depend on the

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

8)   Contingencies (continued)

number of authorized claims filed by authorized claimants, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the settlement, with the remainder being funded by an insurance policy. The defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlement. The settlement remains subject to numerous conditions, including but not limited to (a) agreement and execution by the parties of a settlement agreement, (b) notice to and certification of the class for settlement purposes, and (c) preliminary and final approval of the settlement by the Alabama district court. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the settlement is not consummated.

9.    Subsequent Event

During July 1998, the Partnership repaid its $1.6 million borrowing under the short-term joint, $60.0 million credit facility.















                      (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V's (the Partnership's) Operating Results for the Three Months Ended June 30, 1998 and 1997

(A)       Owned Equipment Operations

Lease revenues less direct expenses on owned equipment (defined as expenses for repair and maintenance, equipment operation, and asset-specific insurance) decreased during the three months ended June 30, 1998 when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                              Ended June 30,
                                                                          1998               1997
                                                                      -------------------------------
Aircraft and aircraft engines                                           $  2,200          $  2,417
Marine vessels                                                             1,077               897
Trailers                                                                     501               460
Rail equipment                                                               461               534
Marine containers                                                            235               660


Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $2.2 million and $19,000, respectively, for the three months ended June 30, 1998, compared to $2.4 million and $22,000, respectively, during the same period of 1997. The decrease in aircraft contribution was due to the sale of two commuter aircraft and an aircraft engine during 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.8 million and $1.7 million, respectively, for the three months ended June 30, 1998, compared to $4.0 million and $3.1 million, respectively, during the same period of 1997. The increase in marine vessel contribution was due to the sale of two marine vessels during the fourth quarter of 1997 that were operating under a voyage charter which had significantly higher lease revenues and operating costs, offset, by the purchase of an additional marine vessel that was operating under a bareboat charter which produces lower lease revenues and practically no operating costs. The Partnership also received a $0.1 million loss-of-hire insurance refund during the second quarter of 1998 from
Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, due to lower claims from the insured Partnership and other insured affiliated partnerships.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the three months ended June 30, 1998, compared to $0.6 million and $0.2 million, respectively, during the same period of 1997. Trailer contribution increased during the second quarter of 1998 due to a higher percentage of Partnership trailers on hire at the PLM affiliated rental yards.

Rail equipment: Rail equipment lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended June 30, 1998, compared to $0.6 million and $0.1 million, respectively, during the same period of 1997. The decrease in railcar contribution was due to required repairs to certain railcars that were not needed during the same period of 1997.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $3,000, respectively, for the three months ended June 30, 1998, compared to $0.7 million and $4,000, respectively, during the same period of 1997. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.1 million for the quarter ended June 30, 1998 decreased from $5.5 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $1.1 million decrease in depreciation and amortization expenses from 1997 levels was caused primarily by the sale of two marine vessels and two commuter aircraft during 1997, along with the double-declining balance method of depreciation. These decreases were partially offset by the purchase of a marine vessel during the first quarter of 1998.

     (2) A $0.1 million decrease in interest expense was due to a lower average debt balance when compared to the same period of 1997.

     (3) A $0.1 million decrease in management fees to affiliate was due to lower lease revenues.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the second quarter of 1998 totaled $0.4 million, which resulted from the sale of marine containers, railcars and trailers, with an aggregate net book value of $0.7 million, for proceeds of $1.1 million. Net gain on disposition of equipment for the second quarter of 1997 totaled $2.1 million, which resulted from the sale of an aircraft engine, marine containers, and a trailer, with an aggregate net book value of $2.3 million, for proceeds of $4.4 million which includes $1.5 million of unused engine reserves.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                              Ended June 30,
                                                                          1998               1997
                                                                      -------------------------------
Marine vessels                                                          $    176          $    (99 )
Aircraft, rotable components, and aircraft engines                            93               304
    Equity in net income of USPEs                                       $    269          $    205
                                   ==================================================================

Marine vessels: As of June 30, 1998, the Partnership owned an interest in three marine vessels. As of June 30, 1997, the Partnership owned an interest in two marine vessels. During the second quarter of 1998, lease revenues of $1.7 million were offset by depreciation and administrative expenses of $1.5 million. During the same period of 1997, lease revenues of $0.9 million were offset by depreciation and administrative expenses of $1.0 million. The primary reason for the increase in lease revenues and depreciation and administrative expenses during 1998 was the purchase of an interest in an entity that owns a marine vessel in the third quarter of 1997.

Aircraft, rotable components, and aircraft engines: As of June 30, 1998 and 1997, the Partnership had an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, and also had an interest in an entity owning two commercial aircraft on a direct finance lease. During the second quarter of 1998, revenues of $0.3 million were offset by depreciation and administrative expenses of $0.2 million. During the same period of 1997, lease revenues of $0.6 million were offset by depreciation and administrative expenses of $0.3 million. The decrease in lease revenues was due to the renewal of the leases for three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables at a lower rate than was in place during the same period of 1997. The decrease in depreciation and administrative expenses was due to the double-declining balance method of depreciation when compared to the same period of 1997.

(E)      Net Income

As a result of the foregoing, the Partnership's net income for the quarter ended June 30, 1998 was $1.1 million, compared to a net income of $1.9 million during the same period in 1997. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 1998 is not necessarily indicative of future periods. In the second quarter of 1998, the Partnership distributed $3.6 million to the limited partners, or $0.40 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1998 and 1997

(A)       Owned Equipment Operations

Lease revenues less direct expenses on owned equipment (defined as expenses for repair and maintenance, equipment operation, and asset-specific insurance) decreased during the six months ended June 30, 1998 when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          1998               1997
                                                                      -------------------------------
Aircraft and aircraft engines                                           $  4,406          $  4,953
Marine vessels                                                             1,075             1,952
Rail equipment                                                             1,047             1,118
Trailers                                                                   1,016               883
Marine containers                                                            761             1,131


Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $4.4 million and $40,000, respectively, for the six months ended June 30, 1998, compared to $5.0 million and $42,000, respectively, during the same period of 1997. The decrease in aircraft contribution was due to the sale of two commuter aircraft and an aircraft engine during 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $4.0 million and $2.9 million, respectively, for the six months ended June 30, 1998, compared to $7.7 million and $5.7 million, respectively, during the same period of 1997. The decrease in marine vessel contribution was due to the sale of two marine vessels during the fourth quarter of 1997, offset in part, by the purchase of an additional marine vessel during March 1998 and the receipt of a $0.1 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated partnerships.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.3 million and $0.2 million, respectively, for the six months ended June 30, 1998, compared to $1.3 million and $0.2 million, respectively, during the same period of 1997. The decrease in railcar contribution was due to required repairs to certain railcars that were not needed during the same period of 1997.

Trailers: Trailer lease revenues and direct expenses were $1.3 million and $0.3 million, respectively, for the six months ended June 30, 1998, compared to $1.3 million and $0.4 million, respectively, during the same period of 1997. Trailer contribution increased during the six months of 1998 due to fewer maintenance repairs needed to trailers at the PLM affiliated rental yards.

Marine containers: Marine container lease revenues and direct expenses were $0.8 million and $6,000, respectively, for the six months ended June 30, 1998, compared to $1.1 million and $9,000, respectively, during the same period of 1997. The number of marine containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $7.9 million for the six months ended June 30, 1998 decreased from $11.4 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $2.6 million decrease in depreciation and amortization expenses from 1997 levels was caused primarily by the sale of two marine vessels and two commuter aircraft during 1997 and equipment sales during 1998, along with the double-declining balance method of depreciation. These decreases were partially offset by the purchase of a marine vessel during the first quarter of 1998.

     (2) A $0.3 million decrease in bad debt expenses was due to a decrease in the General Partner's evaluation of the collectability of receivables due from certain lessees.

     (3) A $0.3 million decrease in interest expense was due to a lower average debt balance when compared to the same period of 1997.

     (4) A $0.2 million decrease in management fees to affiliate was due to lower lease revenues.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the six months ended June 30, 1998 totaled $0.5 million, which resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $1.0 million, for proceeds of $1.5 million. The net gain on disposition of equipment for the same period of 1997 totaled $2.2 million, which resulted from the sale of an aircraft engine, marine containers, trailers, and a railcar, with an aggregate net book value of $2.5 million, for proceeds of $4.7, million which included $1.5 million of unused engine reserves.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          1998               1997
                                                                      -------------------------------
Aircraft, rotable components, and aircraft engines                      $    158          $    612
Marine vessels                                                               147              (258 )
    Equity in net income of USPEs                                       $    305          $    354
                                   ==================================================================

Aircraft, rotable components, and aircraft engines: As of June 30, 1998 and 1997, the Partnership had an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, and also had an interest in an entity owning two commercial aircraft on a direct finance lease. During the six months ended June 30, 1998, revenues of $0.6 million were offset by depreciation and administrative expenses of $0.4 million. During the same period of 1997, lease revenues of $1.1 million were offset by depreciation and administrative expenses of $0.5 million. The decrease in lease revenues is due to the renewal of the leases for three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables at lower rates than were in place during the same period of 1997. The decrease in depreciation and administrative expenses, when compared to the same period of 1997, was due to the double-declining balance method of depreciation.

Marine vessels: As of June 30, 1998, the Partnership owned an interest in three marine vessels. As of June 30, 1997, the Partnership owned an interest in two marine vessels. During the six months ended June 30, 1998, lease revenues of $3.3 million were offset by depreciation and administrative expenses of $3.1 million. During the same period of 1997, lease revenues of $1.7 million were offset by depreciation and administrative expenses of $2.0 million. The primary reason for the increase in lease revenues and depreciation and administrative expenses during 1998 was the purchase of an interest in an entity that owns a marine vessel in the third quarter of 1997.

(E)      Net Income

As a result of the foregoing, the Partnership's net income for the six months ended June 30, 1998 was $1.4 million, compared to a net income of $1.3 million during the same period in 1997. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance during the six months ended June 30, 1998 is not necessarily indicative of future periods. In the six months ended June 30, 1998, the Partnership distributed $7.3 million to the limited partners, or $0.80 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 1998, the Partnership generated $7.3 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for the six months ended June 30, 1998 of $7.6 million) to the partners, but also used undistributed available cash from prior periods of $0.3 million.

During the six months ended June 30, 1998, the Partnership sold owned equipment and received aggregate proceeds of $1.5 million. The Partnership received liquidating proceeds of $3.7 million from the sale of its interest in an entity that owned a commercial aircraft which had a net book value of $3.8 million.

During the six months ended June 30, 1998, the Partnership purchased a marine vessel for $9.7 million, including acquisition and lease negotiation fees of $0.5 million paid to PLM Financial Services, Inc. (FSI or the General Partner). FSI is a wholly-owned subsidiary of PLM International, Inc. The Partnership made a $0.9 million deposit on this marine vessel in 1997.

The Partnership made the regularly scheduled installment payments to the lender of the senior loan of $4.0 million during the six months ended June 30, 1998. The Partnership also paid the lender of the senior loan an additional $0.5 million from equipment sale proceeds, as required by the loan agreement. The Partnership is scheduled to make quarterly installments of $2.0 million to the lender through the year 2001 and a percentage of equipment sale proceeds.

The General Partner has entered into a short-term, joint $50.0 million credit facility. This facility was amended on June 1, 1998 to temporarily increase the borrowing capacity of American Finance Group, Inc. (AFG), a subsidiary of PLM International, Inc., from $50.0 million to $55.0 million until September 1, 1998. As of August 11, 1998, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $2.0 million and AFG had borrowings of $43.0 million under the short-term joint $55.0 million credit facility. No other eligible borrower had any outstanding borrowings.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

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

The  Partnership  intends to use  excess  cash flow,  if any,  after  payment of expenses, loan principal, and cash distributions, to acquire additional equipment during the first seven years of Partnership operations, which concludes December 31, 1998. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

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













                                       (this space intentionally left blank)

                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

         10.1 First Amendment to Restated Warehousing Credit Agreement among American Finance Group, Inc., First Union National Bank of North Carolina, and Bank of Montreal, dated as of June 1, 1998.

         10.2 Second Amendment to Restated Warehousing Credit Agreement among American Finance Group, Inc., First Union National Bank, and Bank of Montreal, dated as of June 8, 1998.

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



                                            PLM EQUIPMENT GROWTH FUND V

                                            By:    PLM Financial Services, Inc.
                                                   General Partner



Date:  August 11, 1998                      By:    /s/ Richard K Brock
                                                   -------------------
                                                   Richard K Brock
                                                   Vice President and
                                                   Corporate Controller