Form 10-Q
period 1998-09-30
PLM EQUIPMENT GROWTH FUND V
filed 1998-11-10
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal quarter ended September 30, 1998


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                            September 30,           December 31,
                                                                               1998                 1997
                                                                         --------------------------------------
Assets

Equipment held for operating lease, at cost                                $   110,253            $   104,902
Less accumulated depreciation                                                  (67,439 )              (62,320)
                                                                          --------------------------------------
  Net equipment                                                                 42,814                 42,582

Cash and cash equivalents                                                        1,850                  9,884
Restricted cash                                                                    108                    111
Accounts receivable, net of allowance for doubtful
    accounts of $102 in 1998 and $113 in 1997                                    2,450                  3,229
Investments in unconsolidated special-purpose entities                          15,538                 22,758
Prepaid expenses and other assets                                                   10                    114
Deferred charges, net of accumulated amortization of
    $974 in 1998 and $948 in 1997                                                  328                    435
Equipment acquisition deposit                                                       --                    920
                                                                          --------------------------------------

      Total assets                                                         $    63,098            $    80,033
                                                                          ======================================


Liabilities and partners' capital


Liabilities:

Accounts payable and accrued expenses                                      $       574            $     1,826
Due to affiliates                                                                  531                    477
Lessee deposits and reserve for repairs                                          1,804                  1,644
Note payable                                                                    25,553                 32,000
                                                                          --------------------------------------
    Total liabilities                                                           28,462                 35,947
                                                                          --------------------------------------

Partners' capital:

Limited partners (9,081,028 limited partnership units as of
    September 30, 1998 and 9,086,608 as of December 31, 1997)                   34,636                 44,086
General Partner                                                                     --                     --
                                                                          --------------------------------------
    Total partners' capital                                                     34,636                 44,086
                                                                          --------------------------------------

      Total liabilities and partners' capital                              $    63,098            $    80,033
                                                                          ======================================











                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
        (in thousands of dollars, except weighted-average unit amounts)



                                                     For the Three Months                 For the Nine Months
                                                      Ended September 30,                 Ended September 30,
                                                        1998          1997                1998             1997
                                                 --------------------------------------------------------------------
Revenues

Lease revenue                                      $   5,464       $   7,218           $  17,227        $  23,556
Interest and other income                                 50              61                 311              190
Net gain on disposition of equipment                     162             193                 655            2,418
                                                 --------------------------------------------------------------------
    Total revenues                                     5,676           7,472              18,193           26,164
                                                 --------------------------------------------------------------------

Expenses

Depreciation and amortization                          2,856           3,994               8,376           12,122
Management fees to affiliate                             274             374                 848            1,149
Repairs and maintenance                                  564             787               1,339            2,208
Equipment operating expenses                             489           1,277               3,160            5,289
Interest expense                                         480             618               1,526            1,935
Insurance expense to affiliate                      7                    146                 (49)             582
Other insurance expense                                   93             290                 171              742
General and administrative expenses
      to affiliates                                      213             282                 684              748
Other general and administrative expenses                135             158                 429              497
Provision for bad debt                                    14             209                  46              588
                                                 --------------------------------------------------------------------
    Total expenses                                     5,125           8,135              16,530           25,860
                                                 --------------------------------------------------------------------

Equity in net income (loss) of unconsolidated
      special-purpose entities                            98            (189 )               403              165
                                                 --------------------------------------------------------------------

Net income (loss)                                  $     649       $    (852 )         $   2,066        $     469
                                                 ====================================================================

Partners' share of net income (loss):

Limited partners                                   $     458       $  (1,044 )         $   1,492        $    (107)
General Partner                                          191             192                 574              576
                                                 --------------------------------------------------------------------

Total                                              $     649       $    (852 )         $   2,066        $     469
                                                 ====================================================================

Net income (loss) per  weighted-average
      limited partnership unit                     $    0.05       $   (0.11 )         $    0.16        $   (0.01)
                                                 ====================================================================

Cash distributions                                 $   3,824       $   3,825           $  11,474        $  11,520
                                                 ====================================================================
Cash distributions per weighted-average
      limited partnership unit                     $    0.40       $    0.40           $    1.20        $    1.20
                                                 ====================================================================








                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                            ( A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                      For the period from December 31, 1996
                 to September 30, 1998 (in thousands of dollars)




                                                            Limited              General
                                                           Partners              Partner                    Total
                                                        ----------------------------------------------------------


Partners' capital as of December 31, 1996                 $    52,296            $     --             $    52,296

Net income                                                      7,154                 767                   7,921

Repurchase of limited partnership units                          (785)                 --                    (785)

Cash distribution                                             (14,579)               (767)                (15,346)
                                                        ------------------------------------------------------------

  Partners' capital as of December 31, 1997                    44,086                  --                  44,086

Net income                                                      1,492                 574                   2,066

Repurchase of limited partnership units                           (42)                 --                     (42)

Cash distribution                                             (10,900)               (574)                (11,474)
                                                        ------------------------------------------------------------

  Partners' capital as of September 30, 1998              $    34,636            $     --             $    34,636
                                                        ============================================================
















                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                                                     For the Nine Months
                                                                                     Ended September 30,

                                                                                  1998          1997
                                                                              ---------------------------
Operating activities

Net income                                                                     $    2,066      $      469
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                     8,376          12,122
  Net gain on disposition of equipment                                               (655 )        (2,418)
  Equity in net income from unconsolidated
      special-purpose entities                                                       (403 )          (165)
  Changes in operating assets and liabilities, net:
    Restricted cash                                                                     3             403
    Accounts receivable, net                                                          779            (586)
    Prepaid expenses and other assets                                                 104             490
    Accounts payable and accrued expenses                                          (1,252 )            10
    Due to affiliates                                                                (144 )           (87)
    Lessee deposits and reserve for repairs                                           160          (1,270)
                                                                             -----------------
                                                                                             ---------------
      Net cash provided by operating activities                                     9,034           8,968
                                                                             -------------------------------

Investing activities
Payments for equipment purchases and capital improvements                          (8,285 )          (155)
Payments of acquisition fees to affiliate                                            (414 )            --
Payments of lease negotiation fees to affiliate                                       (92 )            --
Investment in and equipment purchased and placed in
      unconsolidated special-purpose entities                                          --          (9,110)
Liquidation proceeds from unconsolidated
      special-purpose entity                                                        3,724              --
Distributions from unconsolidated special-purpose entities                          3,899           2,111
Proceeds from disposition of equipment                                              1,865           5,379
                                                                             -------------------------------
      Net cash provided by (used in) investing activities                             697          (1,775)
                                                                             -------------------------------

Financing activities
Payments of short-term note payable                                                (1,600 )        (2,463)
Payments of note payable                                                           (6,447 )        (4,500)
Proceeds from short-term note payable                                               1,600           9,110
Cash received from affiliates                                                         198              --
Cash distributions paid to limited partners                                       (10,900 )       (10,944)
Cash distributions paid to General Partner                                           (574 )          (576)
Repurchase of limited partnership units                                               (42 )          (785)
                                                                             -------------------------------
      Net cash used in financing activities                                       (17,765 )       (10,158)
                                                                             -------------------------------

Net decrease in cash and cash equivalents                                          (8,034 )        (2,965)
Cash and cash equivalents at beginning of period                                    9,884           4,662
                                                                             -------------------------------
Cash and cash equivalents at end of period                                     $    1,850      $    1,697
                                                                             ===============================

Supplemental information
Interest paid                                                                  $    1,595      $    1,993
                                                                               =============================
Supplemental disclosure of noncash investing and financing activities:
  Sale proceeds included in accounts receivable                                $        4      $       --
                                                                             ===============================



                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund V (the Partnership) as of September 30, 1998 and December 31, 1997, the statements of operations for the three and nine months ended September 30, 1998 and 1997, the statements of changes in partners' capital for the period from December 31, 1996 to September 30, 1998, and the statements of cash flows for the nine months ended September 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.   Repurchase of Limited Partnership Units

In 1997, the Partnership agreed to repurchase approximately 9,000 limited partnership units in 1998 for an aggregate purchase price of up to $0.1 million. During the nine months ended September 30, 1998, the Partnership had repurchased 5,580 limited partnership units for $42,000. The General Partner may repurchase the additional units in the future.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $3.8 million and $11.5 million for the three and nine months ended September 30, 1998 and 1997, respectively. Cash distributions to limited partners in excess of net income represent a return of capital. Cash distributions to the limited partners of $9.4 million and $10.9 million for the nine months ended September 30, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions of $0.5 million, relating to the results from the third quarter of 1998, were paid during the fourth quarter of 1998 to the investors that elected to receive a monthly cash distribution.

4.   Transactions with General Partner and Affiliates

The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 1998 and 1997 is listed in the following table (in thousands of dollars):


                                                     For the Three Months                 For the Nine Months
                                                      Ended September 30,                 Ended September 30,

                                                        1998          1997                1998             1997
                                                 --------------------------------------------------------------------
Management fees                                    $      90       $      66           $     276        $     203
Data processing and administrative
   expenses                                               20              15                  69               47
Insurance expense                                          5              47                  11              195


Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provided certain marine insurance coverage for the Partnership's equipment and other insurance brokerage services during 1998 and 1997. TEI did not provide the same level of insurance coverage during 1998 as had been provided during 1997. These services were provided by an unaffiliated third party.

During 1998, the Partnership received a $0.1 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated partnerships.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

4.   Transactions with General Partner and Affiliates (continued)

The balance due to affiliates as of September 30, 1998 includes $0.2 million due to FSI and its affiliate for management fees and $0.3 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1997 includes $0.4 million due to FSI and its affiliate for management fees and $0.1 million due to affiliated USPEs.

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of September 30, 1998 and December 31, 1997.

During the nine months ended September 30, 1998, the Partnership purchased a marine vessel at a cost of $9.2 million and paid FSI $0.5 million for acquisition and lease negotiation fees.

5.   Equipment

Owned equipment held for operating lease is stated at cost. The components of owned equipment held for operating leases are as follows (in thousands of dollars):


                                              September 30,          December 31,
                                                 1998                 1997
                                            -------------------------------------

Aircraft                                      $   49,838           $    49,838
Marine vessels                                    25,890                16,276
Marine containers                                 13,805                17,592
Rail equipment                                    11,428                11,500
Trailers                                           9,292                 9,696
                                            -------------        --------------
                                                 110,253               104,902
Less accumulated depreciation                    (67,439 )             (62,320)
    Net equipment                             $   42,814           $    42,582
                                            =============        ==============


As of September 30, 1998 and December 31, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities.

During March 1998, the Partnership purchased a marine vessel for $9.6 million, including acquisition fees of $0.4 million paid to FSI. The Partnership made a deposit of $0.9 million toward this purchase in 1997, which is included in the balance sheet as of December 31, 1997 as an equipment acquisition deposit.

During the nine months ended September 30, 1998, the Partnership disposed of marine containers, railcars, and trailers, with an aggregate net book value of $1.2 million, for $1.9 million.

During the nine months ended September 30, 1997, the Partnership disposed of an aircraft engine, marine containers, trailers, and a railcar, with an aggregate net book value of $3.0 million, for $5.4 million, which included $1.5 million of unused engine reserves.








                      (this space intentionally left blank)

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

6.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities (in thousands of dollars):


                                                                              September 30,        December 31,
                                                                                 1998                 1997
                                                                             ---------------------------------------
   48% interest in an entity owning a product tanker                           $      6,989         $      8,266




   25% interest in a trust owning two commercial aircraft on direct
            finance lease                                                             2,772                2,863
   17% interest in two trusts owning three commercial aircraft, two
            aircraft engines, and a portfolio of aircraft rotables                    2,222                4,027
   50% interest in an entity owning a bulk carrier                                    2,011                2,277
   50% interest in an entity owning a product tanker                                  1,544                1,547
   60% interest in a trust that owned a commercial aircraft                              --                3,778
      Net investments                                                          $     15,538         $     22,758
                                                                             ===============      ===============

During the nine months ended September 30, 1998, the Partnership received liquidating proceeds of $3.7 million from the sale of its interest in an entity that owned a commercial aircraft which approximated the net book value.

7.   Debt

The Partnership made the regularly scheduled installment payments of $5.9 million to the lender of the senior loan during the nine months ended September 30, 1998. The Partnership also paid the lender of the senior loan an additional $0.5 million from equipment sale proceeds, as required by the loan agreement.

The General Partner entered into a short-term, joint $50.0 million credit facility. This facility was amended on June 1, 1998 to temporarily increase the borrowing capacity of American Finance Group, Inc. (AFG), a subsidiary of PLM International, Inc., from $50.0 million to $55.0 million until September 1, 1998. On June 8, 1998, this facility was amended again to temporarily increase AFG's borrowing capacity from $55.0 million to $60.0 million until July 8, 1998. As of September 30, 1998, the Partnership had no borrowing under the short-term joint $50.0 million credit facility. Among the other eligible borrowers, AFG had borrowings of $44.2 million, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $0.3 million under the short-term joint, $50.0 million credit facility as of September 30, 1998. No other eligible borrower had any outstanding borrowings.

When the short-term, joint $50.0 million credit facility expired on November 2, 1998, the General Partner did not include the Partnership in the extension of the facility as the Partnership will not make any further equipment purchases.

8.   Net Income (Loss) Per Weighted-Average Partnership Unit

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1998 was 9,081,028 and 9,081,849, respectively. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1997 was 9,087,685 and 9,114,033, respectively.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

9.   Contingencies

PLM International, Inc. (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Funds) for which the Company's wholly-owned subsidiary, FSI, acts as the general partner, including the Partnership, PLM Equipment Growth Funds IV and VI, and PLM Equipment Growth & Income Fund VII. The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds.
Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. In September 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Funds, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion in December 1997.

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

On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration and in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

9.   Contingencies (continued)

calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, the plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions. The MOU contemplates a settlement and release of all claims in exchange for payment of up to $6.0 million. The final settlement amount will depend on the number of authorized claims filed by authorized claimants, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the settlement, with the remainder being funded by an insurance policy. The defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlement. The settlement remains subject to numerous conditions, including but not limited to (a) agreement and execution by the parties of a settlement agreement, (b) notice to and certification of the class for settlement purposes and (c) preliminary and final approval of the settlement by the Alabama district court. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the settlement is not consummated.

10.      Subsequent Event

Based on current operating lease revenues and near-term trends, during October 1998, the General Partner made the decision to reduce the level of cash distribution from 8% to 0% for the quarter ended September 30, 1998.

As a result of this decision, monthly investors that received third quarter cash distributions totalling $1.5 million during the third and fourth quarter of 1998 in advance of the quarterly investors, will have their future cash distribution reduced, or withheld, until the overpaid amount related to the third quarter has been reimbursed.













                      (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V's (the Partnership's) Operating Results for the Three Months Ended September 30, 1998 and 1997

(A)       Owned Equipment Operations

Lease revenues less direct expenses (defined as expenses for repair and maintenance, equipment operation, and asset-specific insurance) on owned equipment decreased during the three months ended September 30, 1998 when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                            Ended September 30,
                                                                          1998               1997
                                                                      -------------------------------
Aircraft                                                                $  2,205          $  2,393
Marine vessels                                                               981               902
Trailers                                                                     522               450
Rail equipment                                                               437               460
Marine containers                                                            182               524


Aircraft: Aircraft lease revenues and direct expenses were $2.2 million and $22,000, respectively, for the three months ended September 30, 1998, compared to $2.4 million and $21,000, respectively, during the same period of 1997. The decrease in aircraft contribution was due to the sale of two commuter aircraft during the fourth quarter of 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.7 million and $0.7 million, respectively, for the three months ended September 30, 1998, compared to $3.0 million and $2.1 million, respectively, during the same period of 1997. The increase in marine vessel contribution was due to the sale of two marine vessels during the fourth quarter of 1997 that were operating under a voyage charter and that had significantly higher lease revenues and operating costs, which was offset by the purchase of an additional marine vessel in 1998 that was operating under a bareboat charter which produces lower lease revenues and practically no operating costs.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the three months ended September 30, 1998 and 1997. Trailer contribution increased during the third quarter of 1998 due to lower repairs required during 1998 when compared to the same period of 1997.

Rail equipment: Rail equipment lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended September 30, 1998 and 1997. The decrease in railcar contribution was due to required repairs to certain railcars in the third quarter of 1998 that were not needed during the same period of 1997.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $3,000, respectively, for the three months ended September 30, 1998, compared to $0.5 million and $4,000, respectively, during the same period of 1997. The number of marine containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.0 million for the quarter ended September 30, 1998 decreased from $5.6 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $1.1 million decrease in depreciation and amortization expenses from 1997 levels was caused primarily by the sale of two marine vessels and two commuter aircraft during 1997, along with the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. These decreases were partially offset by the purchase of a marine vessel during the first quarter of 1998.

     (2) A $0.2 million decrease in the provision for bad debts reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (3) A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance when compared to the same period of 1997.

     (4) A $0.1 million decrease in management fees to affiliate was due to lower lease revenues.

     (5) A $0.1 million decrease in administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees and lower costs associated with the Partnership trailers at the PLM-affiliated short-term rental yards.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the third quarter of 1998 totaled $0.2 million, which resulted from the sale of marine containers and a trailer, with an aggregate net book value of $0.2 million, for proceeds of $0.4 million. Net gain on disposition of equipment for the third quarter of 1997 totaled $0.2 million, which resulted from the sale of marine containers with an aggregate net book value of $0.5 million, for proceeds of $0.7 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                            Ended September 30,
                                                                          1998               1997
                                                                      -------------------------------
Aircraft, rotable components, and aircraft engines                      $    123          $    303
Marine vessels                                                               (25)             (492 )
    Equity in net income (loss) of USPEs                                $     98          $   (189 )
                                   ==================================================================

Aircraft, rotable components, and aircraft engines: As of September 30, 1998 and 1997, the Partnership had an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, and an interest in an entity owning two commercial aircraft on a direct finance lease. During the third quarter of 1998, revenues of $0.3 million were offset by depreciation and administrative expenses of $0.2 million. During the same period of 1997, lease revenues of $0.6 million were offset by depreciation and administrative expenses of $0.3 million. The decrease in lease revenues was due to the renewal of the leases for three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables at a lower rate than was in place during the same period of 1997. The decrease in depreciation and administrative expenses was due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessels: As of September 30, 1998 and 1997, the Partnership owned an interest in three entities owning a total of three marine vessels. During the third quarter of 1998, lease revenues of $1.6 million were offset by depreciation and administrative expenses of $1.6 million. During the same period of 1997, lease revenues of $1.0 million were offset by depreciation and administrative expenses of $1.5 million. The primary reason for the increase in lease revenues and depreciation and administrative expenses during 1998 was due to the purchase of an interest in an entity that owns a marine vessel on the last day of the third quarter of 1997.

(E)      Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the three months ended September 30, 1998 was $0.6 million, compared to a net loss of $0.9 million during the same period in 1997. The Partnership's ability to operate assets, liquidate assets, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 1998 is not necessarily indicative of future periods. In the third quarter of 1998, the Partnership distributed $3.6 million to the limited partners, or $0.40 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as expenses for repair and maintenance, equipment operation, and asset-specific insurance) on owned equipment decreased during the nine months ended September 30, 1998, when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                          1998               1997
                                                                      -------------------------------
Aircraft and aircraft engines                                           $  6,611          $  7,346
Marine vessels                                                             2,056             2,854
Trailers                                                                   1,538             1,333
Rail equipment                                                             1,484             1,577
Marine containers                                                            944             1,656


Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $6.7 million and $0.1 million, respectively, for the nine months ended September 30, 1998, compared to $7.4 million and $0.1 million, respectively, during the same period of 1997. The decrease in aircraft contribution was due to the sale of two commuter aircraft and an aircraft engine during 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $5.7 million and $3.6 million, respectively, for the nine months ended September 30, 1998, compared to $10.6 million and $7.8 million, respectively, during the same period of 1997. The decrease in marine vessel contribution was due to the sale of two marine vessels during the fourth quarter of 1997, which was offset in part by the purchase of an additional marine vessel during March 1998 and the receipt of a $0.1 million loss-of-hire insurance refund from Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner, due to lower claims from the insured Partnership and other insured affiliated partnerships.

Trailers: Trailer lease revenues and direct expenses were $2.0 million and $0.5 million, respectively, for the nine months ended September 30, 1998, compared to $2.0 million and $0.6 million, respectively, during the same period of 1997. Trailer contribution increased during the nine months of 1998 due to fewer maintenance repairs needed to trailers at the PLM affiliated rental yards when compared to the same period of 1997.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.9 million and $0.4 million, respectively, for the nine months ended September 30, 1998, compared to $1.9 million and $0.3 million, respectively, during the same period of 1997. The decrease in railcar contribution was due to required repairs to certain railcars during the nine months of 1998 that were not needed during the same period of 1997.

Marine containers: Marine container lease revenues and direct expenses were $1.0 million and $9,000, respectively, for the nine months ended September 30, 1998, compared to $1.7 million and $14,000, respectively, during the same period of 1997. The number of marine containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $11.9 million for the nine months ended September 30, 1998 decreased from $17.0 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $3.7 million decrease in depreciation and amortization expenses from 1997 levels was caused primarily by the sale of two marine vessels and two commuter aircraft during 1997 and equipment sales during 1998, along with the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. These decreases were partially offset by the purchase of a marine vessel during the first quarter of 1998.

     (2) A $0.5 million decrease in bad debt expenses was due to the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (3) A $0.4 million decrease in interest expense was due to a lower average outstanding debt balance when compared to the same period of 1997.

     (4) A $0.3 million decrease in management fees to affiliate was due to lower lease revenues.

     (5) A $0.1 million decrease in administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees and lower costs associated with the Partnership trailers at the PLM-affiliated short-term rental yards.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the nine months ended September 30, 1998 totaled $0.7 million, which resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $1.2 million, for proceeds of $1.9 million. The net gain on disposition of equipment for the same period of 1997 totaled $2.4 million, which resulted from the sale of an aircraft engine, marine containers, trailers, and a railcar, with an aggregate net book value of $3.0 million, for proceeds of $5.4 million, which included $1.5 million of unused engine reserves.

(D)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                          1998               1997
                                                                      -------------------------------
Aircraft, rotable components, and aircraft engines                      $    281          $    915
Marine vessels                                                               122              (750 )
    Equity in net income of USPEs                                       $    403          $    165
                                   ==================================================================

Aircraft, rotable components, and aircraft engines: As of September 30, 1998 and 1997, the Partnership had an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, and also had an interest in an entity owning two commercial aircraft on a direct finance lease. During the nine months ended September 30, 1998, revenues of $0.9 million were offset by depreciation and administrative expenses of $0.6 million. During the same period of 1997, lease revenues of $1.7 million were offset by depreciation and administrative expenses of $0.8 million. The decrease in lease revenues is due to the renewal of the leases for three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables at lower rates than were in place during the same period of 1997. The decrease in depreciation and administrative expenses, when compared to the same period of 1997, was due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessels: As of September 30, 1998 and 1997, the Partnership owned an interest in three marine vessels. During the nine months ended September 30, 1998, lease revenues of $4.9 million were offset by depreciation and administrative expenses of $4.7 million. During the same period of 1997, lease revenues of $2.7 million were offset by depreciation and administrative expenses of $3.4 million. The primary reason for the increase in lease revenues and depreciation and administrative expenses during 1998 was the purchase of an interest in an entity that owns a marine vessel during the third quarter of 1997.




(E)      Net Income

As a result of the foregoing, the Partnership's net income for the nine months ended September 30, 1998 was $2.1 million, compared to a net income of $0.5 million during the same period in 1997. The Partnership's ability to operate assets, liquidate assets, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance during the nine months ended September 30, 1998 is not necessarily indicative of future periods. In the nine months ended September 30, 1998, the Partnership distributed $10.9 million to the limited partners, or $1.20 per weighted-average limited partnership unit.

(II)     FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 1998, the Partnership generated $12.9 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for the nine months ended September 30, 1998 of $11.5 million) to the partners. However, based on current operating lease revenues and near-term trends, the General Partner made the decision to reduce the level of cash distribution from 8% to 0% for the quarter ended September 30, 1998. The General Partner expects the cash distribution to increase to 5% for the quarter ended December 31, 1998.

During the nine months ended September 30, 1998, the Partnership sold owned equipment and received aggregate proceeds of $1.9 million. The Partnership also received liquidating proceeds of $3.7 million from the sale of its interest in an entity that owned a commercial aircraft.

During the nine months ended September 30, 1998, the Partnership purchased a marine vessel for $9.7 million, including acquisition and lease negotiation fees of $0.5 million paid to PLM Financial Services, Inc. (FSI or the General Partner). FSI is a wholly-owned subsidiary of PLM International, Inc. The Partnership made a $0.9 million deposit on this marine vessel in 1997.

The Partnership is scheduled to make quarterly installments of $2.0 million to the lender through the year 2001 and a percentage of equipment sale proceeds. When the Partnership pays the lender proceeds from equipment sales, the quarterly installments of $2.0 million is reduced pro rata to reflect any payments made from the proceeds of equipment sales. During the nine months ended September 30, 1998, the Partnership made the regularly scheduled installment payments of $5.9 million to the lender of the senior loan. The Partnership also paid the lender of the senior loan an additional $0.5 million from equipment sale proceeds, as required by the loan agreement.

(III)             EFFECTS OF YEAR 2000

It is possible that the General Partner's currently installed computer systems, software products, and other business systems, or the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). As the Partnership relies substantially on the General Partner's software systems, applications, and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition, and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The General Partner (a) is currently integrating Year 2000 compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have either already been made Year 2000 compliant or Year 2000 compliant upgrades of such systems are planned to be implemented by the General Partner before the end of fiscal 1999. Although the General Partner believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material. Also, the General Partner believes the future cost allocable to the Partnership to become Year 2000 compliant will not be material.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership to control, including the extent to which third parties can address the Year 2000 problem. The General Partner has begun to communicate with vendors, services providers, and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations of the Partnership. The General Partner will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance and will develop a contingency plan if the General Partner determines, or is unable to determine, that third-party non-compliance will have a material adverse effect on the Partnership's business, financial position, or results of operation.

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998, with earlier application permitted. The effect of the adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of September 30, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

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

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to equipment markets in which it determines it cannot operate equipment to achieve acceptable rates of return.

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



                                  PLM EQUIPMENT GROWTH FUND V

                                  By: PLM Financial Services, Inc.
                                      General Partner



Date:  November 10, 1998          By: /s/ Richard K Brock
                                      -------------------
                                      Richard K Brock
                                      Vice President and
                                      Corporate Controller