Form 10-K
period 1998-12-31
PLM EQUIPMENT GROWTH FUND V
filed 1999-03-18
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                    FORM 10-K



     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998.

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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K is located on page 50.

Total number of pages in this report:  53.

                                     PART I

ITEM 1.    BUSINESS

(A)  Background

In November 1989, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 10,000,000 limited partnership units (the units) including 2,500,000 optional units, in PLM Equipment Growth Fund V, a California limited partnership (the Partnership, the Registrant, or EGF V). The Registration Statement also proposed offering an additional 1,250,000 Class B units through a reinvestment plan. The General Partner has determined that it will not adopt this reinvestment plan for the Partnership. The Partnership's offering became effective on April 11, 1990. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership was formed to engage in the business of owning and managing a diversified pool of used and new transportation-related equipment and certain other items of equipment.

The Partnership's primary objectives are:

     (1) to maintain a diversified portfolio of low-obsolescence equipment with long lives and high residual values which were purchased with the net proceeds of the initial Partnership offering, supplemented by debt financing, and surplus operating cash during the investment phase of the Partnership. All transactions over $1.0 million must be approved by the PLMI Credit Review Committee (the
"Committee') which is made up of members of PLMI's senior management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, the lessee's financial statements, internal and external credit ratings, and letters of credit;

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continued ownership of a particular asset. Proceeds from these sales, together with excess net operating cash flows from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs)) are used to repay the Partnership's outstanding indebtedness and for distributions to the partners;

     (4) to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The offering of units of the Partnership closed on December 23, 1991. As of December 31, 1998, there were 9,081,028 units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

Beginning in the Partnership's seventh year of operation, which commenced on January 1, 1999, the General Partner stopped reinvesting cash flow and surplus funds, which, if any, less reasonable reserves, will be distributed to the partners. During the period between the seventh year of operation and the ninth year of operation, the Partnership will not be able to purchase any additional equipment. In the ninth year of operations of the Partnership, the General Partner intends to begin the dissolution and liquidation of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events. In no event will the Partnership be extended beyond December 31, 2010.

Table  1,  below,  lists  the  equipment  and  the  cost  of  equipment  in  the
Partnership's   portfolio,   and  the  cost  of  investments  in  unconsolidated
special-purpose entities as of December 31, 1998 (in thousands of dollars):

                                                      TABLE 1

      Units          Type                                                     Manufacturer                 Cost
     ---------------------------------------------------------------------------------------------------------------

     Owned equipment held for operating leases:

           5   737-200 Stage II commercial aircraft                     Boeing                         $   27,658
           1   DC-9-32 Stage II commercial aircraft                     McDonnell Douglas                  10,056
           2   DHC-8-102 commuter aircraft                              DeHavilland                         7,628
           1   DHC-8-300 commuter aircraft                              DeHavilland                         5,748
           1   Product tanker                                           Kaldnes M/V                        16,276
           1   Brown water vessel                                       Marine Fabricators                  9,614
         333   Refrigerated marine containers                           Various                             6,237
       1,127   Various marine containers                                Various                             5,605
          85   Sulphur tank railcars                                    ACF/RTC                             2,907
         121   Covered hopper railcars                                  Various                             2,863
         106   Anhydrous ammonia tank railcars                          GATX                                2,484
          72   Tank railcars                                            Various                             1,881
          44   Mill gondola railcars                                    Bethlehem Steel                     1,248
         182   Refrigerated trailers                                    Various                             5,520
         148   Piggyback refrigerated trailers                          Oshkosh                             2,261
         125   Dry trailers                                             Various                             1,529
                                                                                                       -----------
               Total owned equipment held for operating leases                                         $  109,515<F1>
                                                                                                       ===========

     Investments in unconsolidated special-purpose entities:

        0.50   Bulk carrier                                             Nipponkai & Toyama             $    9,705<F2>
        0.48   Product tanker                                           Boelwerf-Temse                      9,492<F2>
        0.50   Product tanker                                           Kaldnes M/V                         8,249<F2>
        0.17   Two trusts comprised of:
                 Three 737-200 Stage II commercial aircraft             Boeing                              4,706<F3>
                 Two Stage II JT8D aircraft engines                     Pratt & Whitney                       195<F3>
                 Portfolio of aircraft rotables                         Various                               325<F3>
        0.25   Equipment on direct finance lease:
                 Two DC-9 Stage III commercial aircraft                 McDonnell Douglas                   3,005<F4>
                                                                                                       -----------
               Total investments in unconsolidated special-purpose entities                            $   35,677<F1>
                                                                                                       ===========


<F1> Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings. Includes costs capitalized, subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation
(TEC), a wholly-owned  subsidiary of FSI, or PLM Worldwide  Management  Services
(WMS), a wholly-owned subsidiary of PLM International. All equipment was used equipment at the time of purchase, except 125 dry van trailers and 150 piggyback refrigerated trailers.

<F2> Jointly owned:  EGF V and an affiliated program.

<F3> Jointly owned:  EGF V and three affiliated programs.

<F4> Jointly owned:  EGF V and two affiliated programs.



The equipment is generally leased under operating leases with terms of one to six years. The Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment.

As of December 31, 1998, approximately 67% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Chevron USA, Mobil Oil Corporation, Chembulk Trading, Inc., Halla Merchant Marine Company Ltd., Scanports Shipping Ltd., E. I. Dupont, Transamerica Leasing, Marfort Shipping, Inc., Canadian Airlines International, Varig South America, Aero California, and Continental Airlines, Inc.

(B) Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the audited financial statements).

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short- to mid-term nature of operating leases generally commands a higher rental rate than the longer-term full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

The Partnership encounters considerable competition from lessors that utilize full payout leases on new equipment, i.e., leases that have terms equal to the expected economic life of the equipment. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors may write full payout leases at considerably lower rates and for longer terms than the Partnership offers, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Partnership at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Partnership competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Partnership cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX Corp., General Electric
Railcar Services Corporation, General Electric Capital Aviation Services Corporation, Xtra Corporation, and other investment programs that lease the same types of equipment.

(D)  Demand

The Partnership operates in the following operating segments: aircraft leasing, marine vessel leasing, marine container leasing, railcar leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment and investments are used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1) Aircraft

(a)  Commercial Aircraft

The world's major airlines experienced a fourth consecutive year of profits, showing a combined marginal net income (net income measured as a percentage of revenue) of 6%, compared to the industry's historical annual rate of 1%. Airlines recorded positive marginal net annual income of 2% in 1995, 4% in 1996, 6% in 1997, and 6% in 1998. The two factors that have led to this increase in profitability are improvements in yield management systems and reduced operating costs, particularly lowered fuel costs. These higher levels of profitability have allowed many airlines to re-equip their fleets with new aircraft, resulting in a record number of orders for manufacturers.

Major airlines increased their fleets from 7,181 aircraft in 1997 to 7,323 in 1998, which has resulted in more used aircraft available on the secondary market. Despite these increases, the number of Stage II aircraft in these fleets (similar to those owned by the Partnership) decreased by 26% from 1997 to 1998, and sharper decreases are expected in 1999. This trend is due to Federal Aviation Regulation section C36.5, which requires airlines to convert 100% of their fleets to Stage III aircraft, which have lower noise levels than Stage II aircraft, by the year 2000 in the United States and the year 2002 in Canada and Europe. Stage II aircraft can be modified to Stage III with the installation of a hushkit that significantly reduces engine noise. The cost of hushkit installation ranges from $1.0 to $2.0 million for the types of aircraft owned by the Partnership.

Orders for new aircraft have risen rapidly worldwide in recent years: 691 in 1995, 1,182 in 1996, 1,328 in 1997, and an estimated 1,500 in 1998. As a result of this increase in orders, manufacturers have expanded their production, and new aircraft deliveries have increased from 482 in 1995, 493 in 1996, and 674 in 1997, to an estimated 825 in 1998.

The industry now has in place two of the three conditions that led to financial problems in the early 1990s: potential excess orders and record deliveries. The missing element is a worldwide recession. Should a recession occur, the industry will experience another period of excess aircraft capacity and surplus aircraft on the ground.

The Partnership's fleet consists of a mix of Stage II narrowbody (single-aisle) commercial aircraft and aircraft that have had hushkits installed to comply with Stage III regulations. The Stage II aircraft are positioned with air carriers outside of Stage III-legislated areas, scheduled for Stage III hushkit installation in 1999, or anticipated to be sold or leased outside Stage III areas before the year 2000.

(b)  Commuter Aircraft

Major changes have occurred in the commuter market due to the 1993 introduction of small regional jets. The original concept for regional jets was to take over the North American hub-and-spoke routes served by the large turboprops, but they are also finding successful niches in point-to-point routes. The introduction of this smaller aircraft has allowed major airlines to shift the regional jets to those marginal routes previously operated by narrowbody (single-aisle) aircraft, allowing larger-capacity aircraft to be more efficiently employed in an airline's route system.

The Partnership leases commuter turboprops containing from 36 to 50 seats. These aircraft all fly in North America, which continues to be the fastest-growing market for commuter aircraft in the world. The Partnership's aircraft possess unique performance capabilities, compared to other turboprops, which allow them to readily operate at maximum payloads from unimproved surfaces, hot and high runways, and short runways. However, the growing use of regional jets in the commuter market has resulted in an increase in demand for regional jets at the expense of turboprops. Several major turboprop programs have been terminated and all turboprop manufacturers are cutting back on production due to reduced demand.

(c)  Aircraft Engines

Availability has decreased over the past two years for the Pratt & Whitney Stage II JT8D engine, which powers many of the Partnership's Stage II commercial aircraft. This decrease in supply is due primarily to the limited production of spare parts to support these engines. Due to the fact that demand for this type of aircraft currently exceeds supply, the partnership expects to sell its JT8D engines in 1999.

(d)  Rotables

Aircraft rotables, or components, are replacement spare parts held in an airline's inventory. They are recycled parts that are first removed from an aircraft or engine, overhauled, and then recertified, returned to an airline's inventory, and ultimately refit to an aircraft in as-new condition. Rotables carry identification numbers that allow them to be individually tracked during their use.

The types of rotables owned and leased by the Partnership include landing gear, certain engine components, avionics, auxiliary power units, replacement doors, control surfaces, pumps, and valves. The market for the Partnership's rotables remains stable.

The Partnership expects to sell the rotables used on its Stage II aircraft during 1999 as part of a package to sell several aircraft, engines, and rotables jointly owned by the Partnership and an affiliated program.

(2)  Marine Vessels

The Partnership owns or has investments in small to medium-sized dry bulk vessels and product tankers that trade in worldwide markets and carry commodity cargoes. Demand for commodity shipping closely follows worldwide economic growth patterns, which can alter demand by causing changes in volume on trade routes. The General Partner operates the Partnership's vessels through spot and period charters, an operating approach that provides the flexibility to adapt to changing market situations.

The markets for both dry bulk vessels and product tankers weakened in 1998. Dry bulk vessels experienced a decline in freight rates, as demand for commodity shipments remained flat and fleet capacity increased marginally. Freight rates for product tankers weakened during the course of the year, after a very strong 1997. Demand for product shipments decreased, while the fleet grew moderately. The Asian recession has had significant effects on world shipping markets, and demand is unlikely to improve until Pacific Rim economies experience a sustained recovery. (a) Dry Bulk Vessels

Freight rates for dry bulk vessels decreased for all ship sizes in 1998, with the largest vessels experiencing the greatest declines. After a relatively stable year in 1997, rates declined due to a decrease in cargo tonnage moving from the Pacific Basin and Asia to western ports. The size of the overall dry bulk carrier fleet decreased by 3%, as measured by the number of vessels, but increased by 1%, as measured by deadweight (dwt) tonnage. While scrapping of ships was a significant factor in 1998 (scrapping increased by 50% over 1997) overall there was no material change in the size of the dry bulk vessel fleet, as deliveries and scrappings were nearly equal.

Total dry trade (as measured in deadweight tons) was flat, compared to a 3% growth in 1997. As a result, the market had no foundation for increasing freight rates, and charter rates declined as trade not only failed to grow, but actually declined due to economic disruptions in Asia. Overall activity is expected to remain flat in 1999, with trade in two of the three major commodities static or decreasing in volume. Iron ore volume is expected to decrease, and grain trade is anticipated to be flat, while a bright spot remains in an estimated increase in steam coal trade.

Ship values experienced a significant decline in 1998, as expectations for trade growth were dampened. The decline in ship values was also driven by bargain pricing for newbuilding in Asian yards.

The uncertainty in forecasts is the Asian economic situation; if there is some recovery from the economic shake-up that started in the second half of 1997, then 1999 has prospects for improvement. The delivery of ships in 1999 is expected to be less than in 1998, and high scrapping levels should continue. Dry bulk shipping is a cyclical business -- inducing capital investment during periods of high freight rates and discouraging investment during periods of low rates. The current environment thus discourages investment. However, the history of the industry implies that this period will be followed by one of increasing rates and investment in new ships, driven by growth in demand. Over time, demand grows at an average of 3% a year, so when historic levels of growth in demand resume, the industry is expected to experience a significant increase in freight rates and ship values.

(b)  Product Tankers

Product tanker markets experienced a year in which a fall in product trade volume and an increase in total fleet size induced a decline in freight rates. Charter rates for standard-sized product tankers averaged $10,139 per day in 1998, compared to $13,277 per day in 1997. The weakening in rates resulted primarily from a decrease in product import levels to the United States and Japan. Significantly lower crude oil prices worldwide induced higher volumes of imports of crude oil to the United States, thereby lessening domestic demand for refined products. Product trade in 1998 fell by an estimated 5% worldwide. The crude oil trade, which is closely related to product trades, especially in larger vessels, remained stable in 1998. Crude trade grew 1% in volume, led by imports to Europe, which grew 6%.

Overall, the entire product tanker fleet grew only 1% in 1998. Supply growth in 1998 was moderated by high scrapping levels, especially of larger ships. In 1999, the fleet is expected to receive an additional 9% in capacity from newly built deliveries, most of which will be in large tankers (above 80,000 dwt tons) carrying crude products. Smaller tankers (below 80,000 dwt tons) are expected to receive 7% in new deliveries over current fleet levels.

While these new deliveries represent a high percentage of the existing fleet, the tanker markets are now beginning to feel the effects of the United States Oil Pollution Act of 1990. Under the act, older tankers are restricted from trading to the United States once they exceed 25 years old if they do not have double bottoms and/or double hulls. Similar though somewhat less stringent restrictions are in place in other countries with developed economies. The retirement of older, noncomplying tankers may allow the fleet to absorb what would otherwise be an excessive number of new orders in relation to current demand prospects. Given that a large proportion of the current tanker fleet does not meet these regulatory requirements, coupled with anticipated flat demand yet continuing high delivery levels, charter rates for 1999 are not anticipated to increase significantly from 1998 levels.

Two of the Partnership's tankers are single-bottom, single-hull tankers that will be restricted from trading in the United States when they reach 25 years of age, in 2000 and 2001, respectively. At those times, the General Partner intends to move the vessels to markets not affected by these regulations.

(3)      Marine Containers

The marine container market began 1998 with industrywide utilization in the low 80% range. This percentage eroded somewhat during the year, while per diem rental rates remained steady. One factor affecting the market was the availability of historically low-priced marine containers from Asian manufacturers. This trend is expected to remain in 1999, and will continue to put pressure on economic results fleetwide.

The trend toward industrywide consolidation continued in 1998, as the U.S. parent company of one of the industry's top ten container lessors announced that it would be outsourcing the management of its container fleet to a competitor. While this announcement has yet to be finalized, over the long term, such industrywide consolidation should bring more rationalization to the container leasing market and result in both higher fleetwide utilization and per diem rates.

(4)  Railcars

(a)  Pressurized Tank Railcars

Pressurized tank cars transport primarily two chemicals: liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). Natural gas is used in a variety of ways in businesses, electric plants, factories, homes, and now even cars. The demand for fertilizer is driven by a number of factors, including grain prices, the status of government farm subsidy programs, the amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar.

In North America, 1998 carload originations of both chemicals and petroleum products remained relatively constant, compared to 1997. The 98% utilization rate of the Partnership's pressurized tank cars was consistent with this statistic.

(b)  General Purpose (Nonpressurized) Tank Railcars

Tank cars that do not require pressurization are used to transport a variety of bulk liquid commodities and chemicals, including certain petroleum fuels and products, liquified asphalt, lubricating and vegetable oils, molten sulfur, and corn syrup. The largest consumers of chemical products are the manufacturing, automobile, and housing sectors. Because the bulk liquid industry is so diverse, its overall health is reflected by such general indicators as changes in the Gross Domestic Product, personal consumption expenditures, retail sales, currency exchange rates, and national and international economic forecasts.

In North America, railcar loadings for the commodity group that includes chemicals and petroleum products remained essentially unchanged, compared to 1997. The Partnership's general purpose cars continue to be in high demand, with utilization over 98% in 1998.

(c) Covered Hopper (Grain) Railcars

Covered hopper railcars are used to transport grain to domestic food processors, poultry breeders, cattle feed lots, and for export. Demand for covered hopper cars softened In 1998, as total North American grain shipments declined 8%, compared to 1997, with grain shipments within Canada contributing to most of this decrease. This has put downward pressure on lease rates, which has been exacerbated by a significant increase in the number of covered hopper cars built in the last few years. Since 1988, there has been a nearly 20% increase in rail transportation capacity assigned to agricultural service. In 1996, just over one-half of all new railcars built were covered hopper cars; in 1997, this percentage dropped somewhat, to 38% of all cars built.

The Partnership's covered hopper cars were not impacted by the decrease in lease rates during 1998, as all of the cars continued to operate on long-term leases.

(d)  Mill Gondola Railcars

Mill gondolas are railcars that are typically used to carry scrap steel from steel processors to small steel mills called minimills for recycling In 1997, minimills were responsible for 43% of the total steel output in the United States, relatively unchanged from the 42% level of 1996. North American car loadings of scrap steel fell slightly in 1998, down 4% over 1997 levels.

All of the Partnership's mill gondolas continued to operate on long-term leases during 1998.

(5)  Trailers

(a)  Intermodal Trailers

Intermodal (piggyback) trailers are used to ship goods either by truck or by rail. Activity within the North American intermodal trailer market declined slightly in 1998, with trailer shipments down 4% from 1997 levels, due primarily to rail service problems associated with the mergers in this area. Utilization of the intermodal per diem rental fleet, consisting of approximately 170,000 units, was 73%. Intermodal utilization in 1999 is expected to decline another 2% from 1998 levels, due to a slight leveling off of overall economic activity in 1999, after a robust year in 1998.

The General Partner has initiated expanded marketing and asset management efforts for its intermodal trailers, from which it expects to achieve improved trailer utilization and operating results. During 1998, average utilization rates for the Partnership's intermodal trailer fleet approached 80%.

(b)  Over-the-Road Dry Trailers

The U.S. over-the-road nonrefrigerated (dry) trailer market continued to recover in 1998, with a strong domestic economy resulting in heavy freight volumes. The leasing outlook continues to be positive, as equipment surpluses of recent years are being absorbed by a buoyant market. In addition to high freight volumes, declining fuel prices have led to a strong trucking industry and improved equipment demand.

The Partnership's nonrefrigerated van fleet experienced strong utilization throughout 1998, with utilization rates remaining well above 70% throughout the year.

(c)  Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market remained strong in 1998 as freight levels improved and equipment oversupply was reduced. Many refrigerated equipment users retired older trailers and consolidated their fleets, making way for new, technologically improved units. Production of new equipment is backlogged into the third quarter of 1999. In light of the current tight supply of trailers available on the market, it is anticipated that trucking companies and other refrigerated trailer users will look outside their own fleets more frequently by leasing trailers on a short-term basis to meet their equipment needs.

This leasing trend should benefit the Partnership, which makes most of its trailers available for short-term leasing from rental yards owned and operated by a PLM International subsidiary. The Partnership's utilization of refrigerated trailers showed improvement in 1998, with utilization rates approaching 70%, compared to 60% in 1997.

(E)   Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign government authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the U.S. Oil Pollution Act of 1990, which established liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements. These Stage II aircraft are scheduled either to be modified to meet Stage III requirements, sold, or re-leased in countries that do not require this regulation before the year 2000. The cost to install a hushkit to meet quieter Stage III requirements is approximately $1.5 million, depending on the type of aircraft;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers and over-the-road refrigerated trailers;

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations, which regulate the classification and packaging requirements of hazardous materials and which apply particularly to the Partnership's tank railcars.

As of December 31, 1998, the Partnership was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.    PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interests in entities that own equipment for leasing purposes. As of December 31, 1998, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs) as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $184.3 million through the first quarter of 1992, with proceeds from the debt financing of $38.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.    LEGAL PROCEEDINGS

PLM International, (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated (the class), are six individuals who invested in certain California limited partnerships (the Partnerships) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including the Partnership, PLM Equipment Growth Funds IV and VI, and PLM Equipment Growth & Income Fund VII (the Growth Funds). The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action to federal court automatically nullified the state court's ex parte certification of the class. In September 1997, the district court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted defendants' motion in December 1997.

Following various unsuccessful requests that the district court reverse, or otherwise certify for appeal, its order denying plaintiffs' motion to remand the case to state court and dismissing the California plaintiff's claims, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for a writ of mandamus seeking to reverse the district court's order. The Eleventh Circuit denied plaintiffs' petition in November 1997, and further denied plaintiffs subsequent motion in the Eleventh Circuit for a rehearing on this issue. Plaintiffs also appealed the district court's order granting defendants' motion to compel arbitration, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

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

On July 31, 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions (the monetary settlement). The monetary settlement contemplated by the MOU provides for stipulating to a class for settlement purposes, and a settlement and release of all claims against defendants and third party brokers in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy.

The parties to the monetary settlement have also agreed in principle to an equitable settlement (the equitable settlement) which provides, among other things, (a) for the extension of the operating lives of the Partnership, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII (the Funds) by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such Fund, will be permitted to reinvest cash flow, surplus partnership funds or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI be entitled to earn front end fees (including acquisition and lease negotiation fees) in excess of the compensatory limitations set forth in the North American Securities Administrators Association, Inc. Statement of Policy by judicial amendment to the Partnership Agreements for each Fund; (c) for a one time redemption of up to 10% of the outstanding units of each Fund at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees. The equitable settlement also provides for payment of the equitable settlement attorneys' fees from Partnership funds in the event that distributions paid to investors in the Funds during the extension period reach a certain internal rate of return.

Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlements. The monetary settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of a settlement agreement (the settlement agreement), (b) notice to and certification of the monetary class for purposes of the monetary settlement, and (c) preliminary and final approval of the monetary settlement by the Alabama district court. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of the settlement agreement, (b) notice to the current unitholders in the Funds (the equitable class) and certification of the equitable class for purposes of the equitable settlement, (c)
preparation, review by the Securities and Exchange Commission (SEC), and dissemination to the members of the equitable class of solicitation statements regarding the proposed extensions, (d) disapproval by less than 50% of the limited partners in each of the Funds of the proposed amendments to the limited partnership agreements, (e) judicial approval of the proposed amendments to the limited partnership agreements, and (f) preliminary and final approval of the equitable settlement by the Alabama district court. The parties submitted the settlement agreement to the Alabama district court on February 12, 1999, and the preliminary class certification hearing is scheduled for March 24, 1999. If the district court grants preliminary approval, notices to the monetary class and equitable class will be sent following review by the SEC of the solicitation statements to be prepared in connection with the equitable settlement. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1998.













                      (This space intentionally left blank)

                                     PART II


ITEM 5.    MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, net income (loss) and distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner, subject to certain special allocations. Special allocations of income are made to the General Partner to the extent, if any, necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The General Partner will generally receive an annual allocation of income equal to the General Partner's cash distributions paid during the current year. The remaining interests in the profits and losses and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 1998, there were 9,743 limited partners holding units in the Partnership.

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of limited partnership units. Presently, there is no public market for the units and none is likely to develop. To prevent the units from being considered "publicly traded" and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an U.S. citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit. The Partnership may redeem a certain number of units each year under the terms of the Partnership's limited partnership agreement, beginning January 1, 1994. If the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may, subject to certain terms and conditions, redeem up to 2% of the outstanding units each year. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. As of December 31, 1998, the Partnership agreed to purchase approximately 18,100 units for an aggregate price of $0.1 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1999. As of December 31, 1998, the Partnership has repurchased a cumulative total of 138,904 units at a cost of $1.5 million. In addition to these units, the General Partner may purchase additional units on behalf of the Partnership in the future.











                      (This space intentionally left blank)

ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                      For the Years Ended December 31, (In
               thousands of dollars, except weighted-average unit
                                    amounts)


                                                1998          1997            1996            1995            1994
                                              -------------------------------------------------------------------------

Operating results:
  Total revenues                            $    24,129    $   41,123       $  44,322     $    39,142     $   44,291
  Net gain on disposition
    of equipment                                    814        10,990          14,199           3,835          4,920
  Equity in net income (loss) of uncon-
    solidated special-purpose entities              234          (264 )          (116 )            --             --
  Net income                                      2,370         7,921          12,441           2,045          3,193

At year-end:
  Total assets                              $    61,376    $   80,033       $  98,419     $   102,109     $  120,114
  Total liabilities                              26,970        35,947          46,123          44,092         44,221
  Notes payable                                  23,588        32,000          40,463          38,000         38,000

Cash distribution                           $    12,008    $   15,346       $  18,083     $    19,342     $   19,420
                                                                                                                   `
Cash distribution representing
    a return of capital to the limited
    partners                                $     9,638    $    7,425       $   5,642     $    17,297     $   16,227

Per weighted-average limited partnership unit:

  Net income                                $      0.20    $     0.79       $    1.26     $      0.12     $     0.24

  Cash distribution                         $      1.26    $     1.60       $    1.87     $      2.00     $     2.00

  Cash distribution representing
    a return of capital                     $      1.06    $     0.81       $    0.61     $      1.89     $     1.76












                      (This space intentionally left blank)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)  Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund V (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various segments in which it operates and its effect on the Partnership's overall financial condition.

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 1998 primarily in its trailer, marine vessels, and marine container portfolios.

   (a) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities or with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers were higher than projected due to higher utilization and lease rates.

   (b) Marine vessels: Certain of the Partnership's marine vessels operate in the voyage charter market. Voyage charters are usually short in duration and reflect the short-term demand and pricing trends in the vessel market. As a result of this, the Partnership experienced a decrease in lease revenues due to the weakness in the voyage charter market. Voyage charter lease revenues were partially offset by the higher operating costs associated with this type of charter.

   (c) Marine containers: All of the Partnership's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. The Partnership saw lower re-lease rates and lower utilization on the remaining marine containers fleet during 1998.

   (d) Other: While market conditions and other factors may have had some impact on lease rates in other markets in which the Partnership owns equipment, the majority of this equipment was unaffected.

(2)  Equipment Liquidations and Nonperforming Lessee

Liquidation  of  Partnership   equipment  and   investments  in   unconsolidated
special-purpose entities (USPEs) represents a reduction in the size of the equipment portfolio and may result in reductions of contributions to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in contributions, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1998:

     (a) Liquidations: During the year, the Partnership disposed of owned equipment that included marine containers, trailers, and railcars, and an interest in a USPE trust that owned a commercial aircraft for total proceeds of $6.2 million.

     (b) Non-performing lessee: A Brazilian lessee is having financial difficulties. The lessee has contacted the General Partner and asked for an extended repayment schedule for the lease payment arrearage. The General Partner is currently in negotiation with the lessee to work out a suitable settlement for both parties to collect the two months lease payments that are overdue.

(3)  Equipment Valuation

In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected undiscounted future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions were required to the carrying value of the equipment during 1998, 1997, or 1996.

As of December 31, 1998, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including the Partnership's interest in equipment owned by USPEs, to be $90.8 million. This estimate is based on recent market transactions for equipment similar to the Partnership's equipment portfolio and the Partnership's interest in equipment owned by USPEs. Ultimate realization of fair market value by the Partnership may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors, that the General Partner cannot accurately predict.

(C)  Financial Condition - Capital Resources, Liquidity, and Unit
     Redemption Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering of $184.3 million and permanent debt financing of $38.0 million. No further capital contributions from limited partners are permitted under the terms of the Partnership's limited partnership agreement. The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to limited partners.

For the year ended December 31, 1998, the Partnership generated $16.2 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations, make principal debt payments, and pay distributions of $12.0 million to the partners.

Pursuant to the terms of the limited partnership agreement, beginning January 1, 1994, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may, subject to certain terms and conditions, redeem up to 2% of the outstanding limited partnership units each year. The purchase price to be offered for such units will be equal to 110% of the unrecovered principal attributed to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. As of December 31, 1998, the Partnership agreed to purchase approximately 18,100 units for an aggregate price of $0.1 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1999. In addition to these units, the General Partner may purchase additional units on behalf of the Partnership in the future.

During 1998 the Partnership borrowed $1.0 million for 1 day, $0.5 million for 13 days and $0.5 million for 14 days from the General Partner. The General Partner charged the Partnership market interest rates. Total interest paid to the General Partner was $3,000.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

The General Partner had entered into a joint $50.0 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, all affiliated investment programs; American Finance Group, Inc.(AFG), a subsidiary of PLM International, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the General Partner. The Committed Bridge
Facility was amended and restated on December 15, 1998, to remove the Partnership and AFG as eligible borrowers.

(D)  Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1998 and 1997

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1998, when compared to the same period of 1997. Gains or losses from the sale of equipment and certain expenses, such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                                For the Years
                                                                             Ended December 31,
                                                                            1998             1997
                                                                         ----------------------------
  Aircraft and aircraft engines                                          $  8,823            9,304
  Marine vessels                                                            2,777            2,650
  Trailers                                                                  2,150            1,918
  Rail equipment                                                            1,928            2,062
  Marine containers                                                         1,206            2,057


Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $8.9 million and $0.1 million, respectively, for the year ended December 31, 1998, compared to $9.4 million and $0.1 million, respectively, during the same period of 1997. The decrease in aircraft contribution was due to the sale of two commuter aircraft and an aircraft engine during 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $7.5 million and $4.7 million, respectively, for the year ended December 31, 1998, compared to $12.8 million and $10.1 million, respectively, during the same period of 1997. The decrease in marine vessel lease revenues was due to the sale of two marine vessels during the fourth quarter of 1997 offset in part, by the purchase of an additional marine vessel during March 1998. Marine vessel direct operating expenses also decreased, a direct result of the sale of two marine vessels. Overall, marine vessel contribution increased as a result of the purchase of the marine vessel which is operating under a bareboat charter and the receipt of a $0.3 million loss-of-hire insurance refund from Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner, due to lower claims from the insured Partnership and other insured affiliated partnerships.

Trailers: Trailer lease revenues and direct expenses were $2.8 million and $0.7 million, respectively, for the year ended December 31, 1998, compared to $2.8 million and $0.8 million, respectively, during the same period of 1997. The trailer contribution increased during 1998 due to fewer maintenance repairs needed to trailers in the PLM affiliated rental yards, when compared to 1997.

Rail equipment: Rail equipment lease revenues and direct expenses were $2.5 million and $0.6 million, respectively, for the year ended December 31, 1998, compared to $2.5 million and $0.5 million, respectively, during the same period of 1997. The decrease in railcar contribution was due to required repairs to certain railcars during 1998 that were not needed during 1997.

Marine containers: Marine container lease revenues and direct expenses were $1.2 million and $10,000, respectively, for the year ended December 31, 1998, compared to $2.1 million and $17,000, respectively, during the same period of 1997. The number of marine containers owned by the Partnership has been declining over the past two years due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $15.9 million for the year ended December 31, 1998 decreased from $21.4 million for the same period in 1997. Significant variances are explained as follows:

     (i) A $4.5 million decrease in depreciation and amortization expense from 1997 levels was caused primarily by the sale of two marine vessels and two commuter aircraft during 1997 and equipment sales during 1998, along with the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. These decreases were partially offset by the purchase of a marine vessel during the first quarter of 1998.

     (ii) A $0.6 million decrease in interest expense was due to a lower average outstanding debt balance when compared to the same period of 1997.

     (iii) A $0.3 million decrease in management fees to affiliate was due to lower lease revenues.

     (iv) A $0.2 million decrease in administrative expenses was due to lower costs for professional services needed to collect past-due receivables due from certain nonperforming lessees and lower costs associated with the Partnership trailers at the PLM-affiliated short-term rental yards.

     (v) A $0.1 million increase in bad debt expenses was due to the General Partner's evaluation of the collectibility of receivables due from certain lessees.

(c)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the year ended December 31, 1998 totaled $0.8 million, which resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $1.7 million, for proceeds of $2.5 million. The net gain on the disposition of equipment for 1997 totaled $11.0 million, which resulted from the sale of an aircraft engine, a commuter aircraft, marine containers, trailers, and a railcar, with an aggregate net book value of $4.7 million, for proceeds of $7.8 million, and the sale of two marine vessels with a net book value of $10.9 million for proceeds of $18.0 million. Included in the gain of $7.9 million from the sale of the marine vessels is the unused portion of accrued drydocking of $0.8 million.

(d)  Interest and Other Income

Interest and other income decreased $0.2 million for the year ended December 31, 1998, when compared to the same period of 1997. A decrease of $0.3 million in other income was due to the repossession of the aircraft that was on a direct finance lease during 1997 (see Note 7 to the audited financial statements). This decrease was offset, in part, by an increase of $0.1 million in interest income due to higher average cash balances available for investment in 1998 when compared to 1997.

(e)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                                For the Years
                                                                              Ended December 31,
                                                                            1998              1997
                                                                         -----------------------------
  Aircraft, rotable components, and aircraft engines                     $     386         $  1,215
  Marine vessels                                                              (152 )         (1,479 )
  ===================================================================================      ===========
      Equity in net income (loss) of USPEs                               $     234         $   (264 )
  ===================================================================================      ===========


Aircraft, rotable components, and aircraft engines: As of December 31, 1998 and 1997, the Partnership had an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, and also had an interest in an entity owning two commercial aircraft on a direct finance lease. During the year ended December 31, 1998, revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. During the same period of 1997, lease revenues of $2.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. The decrease in lease revenues is due to the renewal of the leases for three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables at lower rates than were in place during the same period of 1997. The decrease in depreciation expense, when compared to the same period of 1997, was due to the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

Marine vessels: As of December 31, 1998 and 1997, the Partnership owned an interest in three marine vessels. During the year ended December 31, 1998, lease revenues of $6.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $6.6 million. During the same period of 1997, lease revenues of $4.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $5.7 million. The primary reason for the increase in lease revenues and depreciation expense, direct expenses, and administrative expenses during 1998 was the purchase of an interest in an entity that owns a marine vessel during the third quarter of 1997.

(f)  Net Income

As a result of the foregoing, the Partnership's net income for the year ended December 31, 1998 was $2.4 million, compared to a net income of $7.9 million during the same period in 1997. The Partnership's ability to operate assets, liquidate assets, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance during the year ended December 31, 1998 is not necessarily indicative of future periods. In the year ended December 31, 1998, the Partnership distributed $11.4 million to the limited partners, or $1.26 per weighted-average limited partnership unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1997 and 1996

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1997, when compared to the same period of 1996. Gains or losses from the sale of equipment and certain expenses, such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                              For the Years Ended
                                                                                 December 31,
                                                                            1997               1996
                                                                         -------------------------------
  Aircraft and aircraft engines                                          $   9,304          $   6,348
  Marine vessels                                                             2,650              4,910
  Rail equipment                                                             2,062              1,532
  Marine containers                                                          2,057              2,790
  Trailers                                                                   1,918              1,567
  Mobile offshore drilling unit                                                 --              1,062


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

Marine vessels: Marine vessel lease revenues and direct expenses were $12.8 million and $10.1 million, respectively, for the year ended December 31, 1997, compared to $14.0 million and $9.1 million, respectively, during the same period of 1996. The decrease in marine vessel contribution was primarily due to the sale of two marine vessels during the fourth quarter of 1997. Additionally, marine vessel liability insurance increased $1.0 million during 1997 when compared to 1996.

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

(c)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the year ended December 31, 1997 totaled $11.0 million, which resulted from the sale of an aircraft engine, a commuter aircraft, marine containers, trailers, and a railcar, with an aggregate net book value of $4.7 million, for proceeds of $7.8 million, and the sale of two marine vessels with a net book value of $10.9 million for proceeds of $18.0 million. Included in the gain of $7.9 million from the sale of the marine vessels is the unused portion of accrued drydocking of $0.8 million. For the same period in 1996, a $14.2 million net gain resulted from the sale of a mobile offshore drilling unit, with a net book value of $10.7 million, for proceeds of $21.3 million, and marine containers, aircraft engines, a commuter aircraft, a trailer and railcars, with an aggregate net book value of $5.1 million, for proceeds of $8.7 million.

(d)  Interest and Other Income

Interest and other income decreased $0.7 million for the year ended December 31, 1997, when compared to the same period of 1996. This was partially due to a $0.3 business interruption claim that was received during 1996. No such claim was received during 1997. In addition, interest income decreased $0.3 million due to lower average cash balances available for investment throughout most of 1997, when compared to the same period of 1996. Additionally, interest income from the direct finance lease decreased $0.1 million, due to a lower balance due from the lessee and the termination of the direct finance lease during 1997 (see Note 7 to the audited financial statements).

(e)  Equity in Net Income (Loss) of USPEs

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                              For the Years Ended
                                                                                  December 31,
                                                                            1997               1996
                                                                         -------------------------------
  Aircraft, rotable components, and aircraft engines                     $   1,215          $    (265 )
  Marine vessels                                                            (1,479 )              149
  ===================================================================================       ============
      Equity in net lossof USPEs                                         $    (264 )        $    (116 )
  ===================================================================================       ============


Aircraft, rotable components, and aircraft engines: As of December 31, 1997, the Partnership had an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables; an interest in two commercial aircraft on a direct finance lease; and an interest in a commercial aircraft that was transferred from a direct finance lease (see Notes 4 and 5 to the audited financial statements). As of December 31, 1996, the Partnership owned the interest in the two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, as well as an interest in two commercial aircraft on a direct finance lease. During the year ended December 31, 1997, revenues of $2.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. During 1996, revenues of $3.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.5 million. The decrease in revenues and expenses was due to the transfer of two commercial aircraft from the USPEs to the Partnership during 1996, which was offset in part by the revenue earned from the interest in the direct finance lease that was purchased in the fourth quarter of 1996.

Marine vessels: As of December 31, 1997, the Partnership owned an interest in three marine vessels, one of which was purchased on the last day of the third quarter of 1997. As of December 31, 1996, the Partnership owned an interest in two marine vessels. During the year ended December 31, 1997, revenues of $4.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $5.7 million. During the same period of 1996, lease revenues of $3.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.7 million. The primary reason for the increase in revenues and expenses during 1997 was due to the purchase of an additional marine vessel in the third quarter of 1997.

(f)  Net Income

As a result of the foregoing, the Partnership's net income for the year ended December 31, 1997 was $7.9 million, compared to net income of $12.4 million during the same period in 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance during the year ended December 31, 1997 is not necessarily indicative of future periods. In the year ended December 31, 1997, the Partnership distributed $14.6 million to the limited partners, or $1.60 per weighted-average limited partnership unit.

(E)  Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets, and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the audited financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

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

The Partnership's equipment on lease to U.S. domiciled lessees consists of trailers, railcars, and aircraft. During 1998, U.S. lease revenues accounted for 23% of the total lease revenues of wholly- and partially-owned equipment while net income accounted for $2.2 million of the total aggregate net income for the Partnership of $2.4 million. The primary reason for this is that a large gain was realized from the sale of assets in the United States.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consists of railcars and aircraft. During 1998, Canadian lease revenues accounted for 14% of the total lease revenues of wholly- and partially-owned equipment, and recorded net income of $1.6 million, compared to the total aggregate net income for the Partnership of $2.4 million.

The Partnership's owned aircraft on lease to a South American-domiciled lessee during 1998 accounted for 10% of the total lease revenues of wholly- and partially-owned equipment, and recorded a net loss of $0.5 million, compared to the total aggregate net income for the Partnership of $2.4 million.

The Partnership's ownership share of equipment owned by USPEs on lease to a Mexican-domiciled lessee consisted of aircraft on a direct finance lease and recorded a net income of $0.4 million of the Partnership's total aggregate net income of $2.4 million.

The Partnership's ownership share of equipment owned by USPEs on lease to European-domiciled lessees consisted of aircraft, aircraft engines, and aircraft rotables, and accounted for 3% of lease revenues of wholly and partially owned equipment and $39,000 of the Partnership's total aggregate net income of $2.4 million.

The Partnership's owned equipment and its ownership share in USPEs on lease to lessees in the rest of the world consisted of marine vessels and marine containers. During 1998, lease revenues for these lessees accounted for 50% of the total lease revenues of wholly- and partially-owned equipment and recorded a net income of $1.4 million, compared to the total aggregate net income for the Partnership of $2.4 million.

(F) Effects of Year 2000

It is possible that the General Partner's currently installed computer systems, software products, and other business systems, or the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" or "Y2K" problem). Since the Partnership relies substantially on the General Partner's software systems, applications, and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition, and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The General Partner (a) is currently integrating Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have either already been made Year 2000-compliant or Year 2000-compliant upgrades of such systems are planned to be implemented by the General Partner before the end of fiscal 1999. Although the General Partner believes that its Year 2000 compliance program can be completed by the end of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material. Also, the General Partner believes the future cost allocable to the Partnership to become Year 2000 compliant will not be material.

It is possible that certain of the Partnership's equipment lease portfolio may not be Year 2000 compliant. The General Partner is currently contacting equipment manufacturers of the Partnership's leased equipment portfolio to assure Year 2000 compliance or to develop remediation strategies. The General Partner does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership or the General Partner to control, including the extent to which third parties can address the Year 2000 problem. The General Partner is communicating with vendors, services providers, and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations from the Partnership. The General Partner will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 noncompliance, and will develop a contingency plan if the General Partner determines that third-party noncompliance will have a material adverse effect on the Partnership's business, financial position, or results of operation.

The General Partner is currently developing a contingency plan to address the possible failure of any systems due to the Year 2000 problems. The General Partner anticipates these plans will be completed by September 30, 1999.

(G)  Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of December 31, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

(H)  Inflation

Inflation had no significant impact on the Partnership's operations during 1998, 1997, or 1996.

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

(J)  Outlook for the Future

Since the Partnership is in its holding or passive liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

Several factors may affect the Partnership's operating performance in 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay principal and interest on debt, and pay cash distributions to the partners.

(1)  Repricing Risk

Certain portions of the Partnership's aircraft, railcar, marine container, marine vessel, and trailer portfolios will be remarketed in 1999 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner may select to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into U.S. ports, resulting from implementation of the U. S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership's Stage II aircraft are scheduled to be either modified to meet Stage III requirements, sold, or re-leased in countries that do not require this regulation before the year 2000.

(3)  Distributions

Pursuant to the limited partnership agreement, the Partnership will cease to reinvest in additional equipment beginning in its seventh year of operation, which commenced on January 1, 1999. The General Partner intends to continue its strategy of selectively redeploying equipment to achieve competitive returns. By the end of the reinvestment period, the General Partner intends to have assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Partnership that is sufficient to meet its obligations and sustain a predictable level of distributions to the partners.

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

The Partnership's permanent debt obligation began to mature in February 1997. The General Partner believes that sufficient cash flow from operations and equipment sales will be available in the future for repayment of debt.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of interest rate and currency risk. The Partnership's senior secured note is a variable rate debt. The Partnership estimates a one percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.2 million in 1999, $0.1 million in 2000, and $39,000 in 2001. The Partnership estimates a two percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.4 million in 1999, $0.2 million in 2000, and $0.1 million in 2001.

During 1998, 76% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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

None.





















                      (This space intentionally left blank)

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL
           AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name                                     Age     Position
---------------------------------------- ------- -------------------------------------------------------------------

Robert N. Tidball                        60      Chairman of the Board, Director, President, and Chief Executive
                                                 Officer, PLM International, Inc.;
                                                 Director, PLM Financial Services, Inc.;
                                                 Vice President, PLM Railcar Management Services, Inc.; President,
                                                 PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    51      Director, PLM International, Inc.

Douglas P. Goodrich                      52      Director and Senior Vice President, PLM International, Inc.;
                                                 Director and President, PLM Financial Services, Inc.; President,
                                                 PLM Transportation Equipment Corporation; President, PLM Railcar
                                                 Management Services, Inc.

Warren G. Lichtenstein                   33      Director, PLM International, Inc.

Howard M. Lorber                         50      Director, PLM International, Inc.

Harold R. Somerset                       63      Director, PLM International, Inc.

Robert L. Witt                           58      Director, PLM International, Inc.

J. Michael Allgood                       50      Vice President and Chief Financial Officer, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Robin L. Austin                          52      Vice President, Human Resources, PLM International, Inc. and PLM
                                                 Financial Services, Inc.

Stephen M. Bess                          52      President, PLM Investment Management, Inc.; Vice President and
                                                 Director, PLM Financial Services, Inc.

Richard K Brock                          36      Vice President and Corporate Controller, PLM International, Inc.
                                                 and PLM Financial Services, Inc.

James C. Chandler                        50      Vice President, Planning and Development, PLM International, Inc.
                                                 and PLM Financial Services, Inc.

Susan C. Santo                           36      Vice President, Secretary, and General Counsel, PLM
                                                 International, Inc. and PLM Financial Services, Inc.

Janet M. Turner                          42      Vice President, Investor Relations and Corporate Communications,
                                                 PLM International, Inc. and PLM Investment Management, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment as President and Chief Executive Officer, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed a Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies. Prior to founding Dunsford Hill Capital Partners, Mr. Caudill held senior investment banking positions at Prudential Securities, Morgan Grenfell Inc., and The First Boston Corporation. Mr. Caudill also serves as a director of Northwest Biotherapeutics, Inc., VaxGen, Inc., SBE, Inc., and RamGen, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a Senior Vice President since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation of Chicago, Illinois, a subsidiary of Guardian Industries Corporation, from December 1980 to September 1985.

Warren G. Lichtenstein was elected to the Board of Directors in December 1998. Mr. Lichtenstein is the Chief Executive Officer of Steel Partners II, L.P., which is PLM International's largest shareholder, currently owning 16% of the Company's common stock. Additionally, Mr. Lichtenstein is Chairman of the Board of Aydin Corporation, a NYSE-listed defense electronics concern, as well as a director of Gateway Industries, Rose's Holdings, Inc., and Saratoga Beverage Group, Inc. Mr. Lichtenstein is a graduate of the University of Pennsylvania, where he received a Bachelor of Arts degree in economics.

Howard M. Lorber was elected to the Board of Directors in January 1999. Mr. Lorber is President and Chief Operating Officer of New Valley Corporation, an investment banking and real estate concern. He is also Chairman of the Board and Chief Executive Officer of Nathan's Famous, Inc., a fast food company. Additionally, Mr. Lorber is a director of United Capital Corporation and Prime Hospitality Corporation and serves on the boards of several community service organizations. He is a graduate of Long Island University, where he received a Bachelor of Arts degree and a Masters degree in taxation. Mr. Lorber also received charter life underwriter and chartered financial consultant degrees from the American College in Bryn Mawr, Pennsylvania. He is a trustee of Long Island University and a member of the Corporation of Babson College.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President and General Counsel. Mr. Somerset holds a law degree from Harvard Law School as well as a degree in civil engineering from the Rensselaer Polytechnic Institute and a degree in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

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

Robin L. Austin became Vice President, Human Resources of PLM Financial Services, Inc. in 1984, having served in various capacities with PLM Investment Management, Inc., including Director of Operations, from February 1980 to March 1984. From June 1970 to September 1978, Ms. Austin served on active duty in the United States Marine Corps and served in the United States Marine Corp Reserves from 1978 to 1998. She retired as a Colonel of the United States Marine Corps Reserves in 1998. Ms. Austin has served on the Board of Directors of the Marines' Memorial Club and is currently on the Board of Directors of the International Diplomacy Council.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice
President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

James C. Chandler became Vice President, Planning and Development of PLM International in April 1996. From 1994 to 1996 Mr. Chandler worked as a consultant to public companies, including PLM, in the formulation of business growth strategies. Mr. Chandler was Director of Business Development at Itel Corporation from 1987 to 1994, serving with both the Itel Transportation Group and Itel Rail.

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

Janet M. Turner became Vice President of Investor Services of PLM International in 1994, having previously served as Vice President of PLM Investment Management, Inc. since 1990. Before 1990, Ms. Turner held the positions of manager of systems development and manager of investor relations at the Company. Prior to joining PLM in 1984, she was a financial analyst with The Toronto-Dominion Bank in Toronto, Canada.

The directors of PLM International, Inc. are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International Inc. or PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11.   EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1998.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain special allocations of income), cash available for distributions, and net disposition proceeds of the Partnership. As of December 31, 1998, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B) Security Ownership of Management

         Neither the General Partner and its affiliates nor any officer or director of the General Partner and its affiliates own any limited partnership units of the Partnership as of December 31, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A) Transactions with Management and Others

         During 1998, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $1.1 million, equipment acquisition fees, $0.5 million; lease negotiation fees, $0.1 million, and administrative and data processing services performed on behalf of the Partnership, $1.0 million. The Partnership paid $0.1 million to Transportation Equipment Indemnity Company Ltd. (TEI), a wholly-owned, Bermuda-based subsidiary of PLM International, for insurance coverages during 1998; these amounts were paid substantially to third-party reinsurance underwriters or from risk pools managed by TEI on behalf of affiliated programs and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. During 1998, the Partnership received a loss-of-hire insurance refund from TEI of $0.3 million due to lower claims from the insured Partnership and other insured affiliated programs for insurance coverages during previous years.

         During 1998, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.4 million; and administrative and data processing services, $0.1 million. The USPEs paid $47,000 to TEI and also received a refund from TEI of $0.1 million for loss-of-hire insurance coverages during 1998.











                     (This space intentionally left blank.)

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

         10.2 Loan Agreement, amended and restated as of September 26, 1996 regarding Senior Notes due November 8, 1999. Incorporated by reference to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 1997.

         10.3 Amendment No. 1 to the Amended and Restated $38,000,000 Loan Agreement, dated as of December 29, 1997. Incorporated by reference to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

24.      Powers of Attorney.











                     (This space intentionally left blank.)

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


Dated: March 17, 1999                 PLM EQUIPMENT GROWTH FUND V
                                      PARTNERSHIP

                                      By:  PLM Financial Services, Inc.
                                           General Partner


                                      By:  /s/ Douglas P. Goodrich
                                           ----------------------------
                                           Douglas P. Goodrich
                                           President and Director


                                      By:  /s/ Richard K Brock
                                           -----------------------------
                                           Richard K Brock
                                           Vice President and
                                           Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                    Capacity                  Date



*_________________
Robert N. Tidball       Director, FSI           March 17, 1999



*_________________
Douglas P. Goodrich     Director, FSI           March 17, 1999



*__________________
Stephen M. Bess         Director, FSI           March 17, 1999


*Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan C. Santo
-----------------------
Susan C. Santo
Attorney-in-Fact

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                    Page

Independent auditors' report                                          32

Balance sheets as of December 31, 1998 and 1997                       33

Statements of income for the years ended
     December 31, 1998, 1997, and 1996                                34

Statements of changes in partners' capital for the
     years ended December 31, 1998, 1997, and 1996                    35

Statements of cash flows for the years ended
     December 31, 1998, 1997, and 1996                                36

Notes to financial statements                                         37-49


All other financial statement schedules have been omitted, as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Partners
PLM Equipment Growth Fund V:


We have audited the accompanying financial statements of PLM Equipment Growth Fund V (the Partnership), as listed in the accompanying index to financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund V as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



/S/ KPMG LLP
--------------------------


SAN FRANCISCO, CALIFORNIA
March 12, 1999

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,

                 (in thousands of dollars, except unit amounts)




                                                                                       1998                 1997
                                                                                  -----------------------------------
  Assets

  Equipment held for operating leases, at cost                                    $    109,515         $    104,902
  Less accumulated depreciation                                                        (68,711 )            (62,320 )
                                                                                  -----------------------------------
    Net equipment                                                                       40,804               42,582

  Cash and cash equivalents                                                              1,774                9,884
  Restricted cash                                                                          108                  111
  Accounts receivable, less allowance for doubtful accounts of
      $77 in 1998 and $113 in 1997                                                       3,188                3,229
  Investments in unconsolidated special-purpose entities                                15,144               22,758
  Lease negotiation fees to affiliate, less accumulated
      amortization of $293 in 1998 and $325 in 1997                                        119                  156
  Debt issuance costs, less accumulated amortization
      of $405 in 1998 and $331 in 1997                                                     118                  192
  Debt placement fees to affiliate, less accumulated
      amortization of $340 in 1998 and $292 in 1997                                         40                   87
  Prepaid expenses and other assets                                                         81                  114
  Equipment acquisition deposits                                                            --                  920
                                                                                  -----------------------------------

        Total assets                                                              $     61,376         $     80,033
                                                                                  ===================================

  Liabilities and partners' capital

  Liabilities
  Accounts payable and accrued expenses                                           $        593         $      1,826
  Due to affiliates                                                                        339                  477
  Lessee deposits and reserve for repairs                                                2,450                1,644
  Note payable                                                                          23,588               32,000
                                                                                  -----------------------------------
    Total liabilities                                                                   26,970               35,947
                                                                                  -----------------------------------

  Partners' capital
  Limited partners (limited partnership units of 9,081,028 and
        9,086,608 as of December 31, 1998 and 1997, respectively)                       34,406               44,086
  General Partner                                                                           --                   --
                                                                                  -----------------------------------
    Total partners' capital                                                             34,406               44,086
                                                                                  -----------------------------------

        Total liabilities and partners' capital                                   $     61,376         $     80,033
                                                                                  ===================================












                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts)



                                                                            1998            1997           1996
                                                                         -------------------------------------------
  Revenues

  Lease revenue                                                          $  22,911       $  29,493      $  28,763
  Interest and other income                                                    404             640          1,360
  Net gain on disposition of equipment                                         814          10,990         14,199
                                                                         -------------------------------------------
      Total revenues                                                        24,129          41,123         44,322
                                                                         -------------------------------------------

  Expenses

  Depreciation and amortization                                             11,237          15,693         14,941
  Repairs and maintenance                                                    2,278           2,690          2,843
  Equipment operating expenses                                               3,763           6,088          6,016
  Insurance expense to affiliate                                              (214 )           838            768
  Other insurance expenses                                                     259           1,933            985
  Management fees to affiliate                                               1,133           1,480          1,458
  Interest expense                                                           1,950           2,593          2,789
  General and administrative expenses to affiliates                            974             981            838
  Other general and administrative expenses                                    586             731            903
  Provision for (recovery of) bad debts                                         27             (89 )          224
                                                                         -------------------------------------------
      Total expenses                                                        21,993          32,938         31,765
                                                                         -------------------------------------------

  Equity in net income (loss) of unconsolidated
    special-purpose entities                                                   234            (264 )         (116 )
  ------------------------------------------------------------------------------------------------------------------
  Net income                                                             $   2,370       $   7,921      $  12,441
                                                                         ===========================================

  Partners' share of net income

  Limited partners                                                       $   1,796       $   7,154      $  11,524
  General Partner                                                              574             767            917
                                                                         -------------------------------------------

  Total                                                                  $   2,370       $   7,921      $  12,441
                                                                         ===========================================

  Net income per weighted-average limited partnership unit               $    0.20       $    0.79      $    1.26
                                                                         ===========================================

  Cash distribution                                                      $  12,008       $  15,346      $  18,083
                                                                         ===========================================

  Cash distribution per weighted-average limited
      partnership unit                                                   $    1.26       $    1.60      $    1.87
                                                                         ===========================================










                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                        For the Years Ended December 31,
                            (in thousands of dollars)



                                                         Limited            General
                                                         Partners           Partner             Total
                                                       ---------------------------------------------------

  Partners' capital as of December 31, 1995          $    58,017          $    --          $   58,017

  Net income                                                11,524              917              12,441

  Repurchase of limited partnership units                      (79 )             --                 (79 )

  Cash distribution                                        (17,166 )           (917 )           (18,083 )
                                                       ---------------------------------------------------

    Partners' capital as of December 31, 1996               52,296               --              52,296

  Net income                                                 7,154              767               7,921

  Repurchase of limited partnership units                     (785 )             --                (785 )

  Cash distribution                                        (14,579 )           (767 )           (15,346 )
                                                       ---------------------------------------------------

    Partners' capital as of December 31, 1997               44,086               --              44,086

  Net income                                                 1,796              574               2,370

  Repurchase of limited partnership units                      (42 )             --                 (42 )

  Cash distribution                                        (11,434 )           (574 )           (12,008 )
                                                       ---------------------------------------------------

    Partners' capital as of December 31, 1998          $    34,406          $    --          $   34,406
  ========================================================================================================






















                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)


                                                                            1998            1997             1996
                                                                        -----------------------------------------------
  Operating activities
  Net income                                                             $    2,370      $    7,921     $     12,441
  Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
    Depreciation and amortization                                            11,237          15,693           14,941
    Net gain on disposition of equipment                                       (814 )       (10,990 )        (14,199 )
    Equity in net (income) loss of unconsolidated
      special-purpose entities                                                 (234 )           264              116
    Changes in operating assets and liabilities:
      Restricted cash                                                             3             442             (330 )
      Accounts and note receivable, net                                          40            (374 )           (455 )
      Prepaid expenses and other assets                                          33             443             (364 )
      Accounts payable and accrued expenses                                  (1,233 )           766             (294 )
      Due to affiliates                                                        (138 )          (222 )           (414 )
      Lessee deposits and reserve for repairs                                   806          (1,438 )            285
  --------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                           12,070          12,505           11,727
                                                                         ---------------------------------------------

  Investing activities
  Proceeds from disposition of equipment                                      2,488          25,831           29,992
  Payments for purchase of equipment and capitalized repairs                 (9,482 )          (165 )        (21,378 )
  Payments for equipment acquisition deposits                                    --            (920 )             --
 Principal payments received on direct finance lease                            --              --             327
 Investment in and equipment purchased and placed in
    unconsolidated special-purpose entities                                     --         (10,453 )        (8,952 )
 Distribution from unconsolidated special-purpose entities                   4,124           3,018           4,348
 Distributions from liquidation of unconsolidated
       special-purpose entities                                              3,724              --              --
 Payments of acquisition fees to affiliate                                    (468 )            --            (936 )
 Payments of lease negotiation fees to affiliate                              (104 )            --            (214 )
                                                                        ---------------------------------------------
       Net cash provided by investing activities                               282          17,311           3,187
                                                                        ---------------------------------------------

 Financing activities
 Proceeds from short-term note payable                                       3,950           9,110           8,073
 Payments of short-term note payable                                        (3,950 )       (11,573 )        (5,610 )
 Payments of note payable                                                   (8,412 )        (6,000 )            --
 Proceeds from short-term loan from affiliate                                1,981           1,610              --
 Payment of short-term loan to affiliate                                    (1,981 )        (1,610 )            --
 Cash distribution paid to General Partner                                    (574 )          (767 )          (917 )
 Cash distribution paid to limited partners                                (11,434 )       (14,579 )       (17,166 )
 Payment for loan costs                                                         --              --            (136 )
 Repurchase of limited partnership units                                       (42 )          (785 )           (79 )
                                                                        ---------------------------------------------
       Net cash used in financing activities                               (20,462 )       (24,594 )       (15,835 )
                                                                        ---------------------------------------------

 Net (decrease) increase in cash and cash equivalents                       (8,110 )         5,222            (921 )
 Cash and cash equivalents at beginning of year                              9,884           4,662           5,583
                                                                        ---------------------------------------------
 Cash and cash equivalents at end of year                               $    1,774      $    9,884      $    4,662
                                                                        =============================================

 Supplemental information
 Interest paid                                                          $    2,047      $    2,843      $    2,815
                                                                        =============================================



                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation

     Organization

     PLM Equipment Growth Fund V, a California limited partnership (the Partnership), was formed on November 14, 1989 to engage in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

     Beginning in the Partnership's seventh year of operations, which commenced on January 1, 1999, the General Partner stopped reinvesting excess cash. Surplus cash, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations, the
     General Partner intends to begin an orderly liquidation of the Partnership's assets. The Partnership will be terminated by December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events.

     FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner, subject to certain special allocations (see Net Income (Loss) and Distributions Per Limited Partnership Unit, below). The General Partner is entitled to subordinated incentive fees equal to 5% of cash available for distribution and of net disposition proceeds (as defined in the partnership agreement), which are distributed by the Partnership after the limited partners have received a certain minimum rate of return.

     The General Partner has determined that it will not adopt a reinvestment plan for the Partnership. If the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. For the years ended December 31, 1998, 1997, and 1996, the Partnership had repurchased 5,580, 82,411 and 6,925 limited partnership units for $42,000, $0.8 million, and $0.1 million, respectively.

     As of December 31, 1998, the Partnership agreed to repurchase approximately 18,100 units for an aggregate price of approximately $0.1 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1999. In addition to these units, the General Partner may purchase additional units on behalf of the Partnership in the future.

     These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operations

     The equipment owned by the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with the investor programs, and is a general partner of other programs.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation  (continued)

     Accounting for Leases

     The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification, as required by Financial Accounting Standards Board Statement No. 13, "Accounting for Leases".

     Depreciation and Amortization

     Depreciation of transportation equipment, held for operating leases, is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and typically 12 years for most other types of equipment. The depreciation method changes to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs are amortized over the term of the related loan (see Note 8). Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the remaining life of the equipment.

     Transportation Equipment

     In accordance with the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment at least quarterly in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during either 1998, 1997, or 1996.

     Equipment held for operating leases is stated at cost.

     Investments in Unconsolidated Special-Purpose Entities

     The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. These interests are accounted for using the equity method.

     The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment
     Corporation (TEC) and PLM Worldwide Management Services (WMS). TEC is a wholly-owned subsidiary of FSI and WMS is a wholly-owned subsidiary of PLM International. The Partnership's interest in USPEs are managed by IMI. The Partnership's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC and WMS.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation  (continued)

     Repairs and Maintenance

Repair and maintenance costs related to marine vessels,  railcars,  and trailers are usually the obligation of the Partnership. Maintenance costs of most of the other equipment are the obligation of the lessee. If they are not covered by the lessee, they are generally charged against operations as incurred. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee. Estimated costs associated with marine vessel drydocking are accrued and charged to income ratably over the period prior to such drydocking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

     Net Income (Loss) and Distributions Per Limited Partnership Unit

     The net income (loss) of the Partnership is generally allocated 95% to the limited partners and 5% to the General Partner. Special allocations of income are made to the General Partner to the extent, if any, necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. Cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. The limited partners' net income
     (loss) are allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

     Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

     Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $9.6 million, $7.4 million, and $5.6 million in 1998, 1997, and 1996, respectively, were deemed to be a return of capital.

     Cash distributions related to the fourth quarter of 1998 of $1.4 million, 1997 and 1996 of $2.8 million for each year, were paid during the first quarter of 1999, 1998, or 1997, respectively.

     Net Income (Loss) Per Weighted-Average Partnership Unit

     Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the year. The weighted-average number of Partnership units deemed outstanding during the years ended December 31, 1998, 1997, and 1996 was 9,082,093, 9,107,121, and 9,170,232, respectively.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of one year or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

     Comprehensive Income

     During 1998, the Partnership adopted Financial Accounting Standards Board's Statement No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources. The Partnership's net income (loss) is equal to comprehensive income for the years ended December 31, 1998, 1997, and 1996.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation  (continued)

     Restricted Cash

     As of December 31, 1998 and 1997, restricted cash represented lessee security deposits held by the Partnership.

2.   General Partner and Transactions with Affiliates

     An officer of PLM Securities Corp., a wholly-owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable either to owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that is subject to full payout net leases, or (c) 7% of the gross lease revenues attributable to equipment, if any, that is subject to per diem leasing arrangements and thus is operated by the Partnership. Partnership management fees of $0.2 million and $0.4 million were payable as of December 31, 1998 and 1997, respectively. The Partnership's proportional share of USPE management fee expense of $0.1 million were payable as of December 31, 1998 and 1997. The Partnership's proportional share of USPE management fee expense was $0.4 million, $0.3 million and $0.3 million during 1998, 1997, and 1996, respectively. The Partnership reimbursed FSI for data processing and administrative expenses directly attributable to the Partnership in the amount of $1.0 million, $1.0 million, and $0.8 million during 1998, 1997, and 1996, respectively. The Partnership's proportional share of USPE data processing and administrative expenses reimbursed to FSI was $0.1 million during 1998, 1997, and 1996. Debt placement fees were paid to FSI in an amount equal to 1% of the Partnership's long-term borrowings.

     The Partnership paid $0.1 million, $0.8 million, and $0.8 million in 1998, 1997, and 1996, respectively, to Transportation Equipment Indemnity Company Ltd. (TEI), an affiliate of the General Partner, which provides marine insurance coverage and other insurance brokerage services. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $47,000, $0.3 million, and $0.2 million during 1998, 1997, and 1996, respectively. A substantial portion of this amount was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. Also, during 1998, the Partnership and the USPEs received a $0.4 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated programs. PLM International plans to liquidate TEI in 1999. During 1998, TEI did not provide the same level of insurance coverage as had been provided during 1997 and 1996. These services were provided by an unaffiliated third party.

     The Partnership and the USPEs paid or accrued lease negotiation and equipment acquisition fees of $0.6 million, $0.5 million, and $1.6 million to TEC and WMS in 1998, 1997, and 1996, respectively.

     As of December 31, 1998, approximately 67% of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner, doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

     The Partnership owned certain equipment in conjunction with affiliated programs during 1998, 1997, and 1996 (see Note 4).

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

2.   General Partner and Transactions with Affiliates (continued)

     The Partnership borrowed $2.0 million and $1.6 million from the General Partner for a period of time during 1998 and 1997, respectively. The General Partner charged the Partnership market interest rates for the time the loan was outstanding. Total interest paid to the General Partner was $3,000 and $10,000 during 1998 and 1997, respectively. There were no loans made by the General Partner to the Partnership in 1996.

     The balance due to affiliates as of December 31, 1998 included $0.2 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1997 included $0.4 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs.

3.   Equipment

     The components of owned equipment as of December 31 were as follows (in thousands of dollars):


           Equipment Held for Operating Leases                1998                 1997
  ------------------------------------------------------ ------------------------------------
    Aircraft and rotable components                      $     51,090          $    49,838
    Marine vessels                                             25,890               16,276
    Marine containers                                          11,842               17,592
    Rail equipment                                             11,383               11,500
    Trailers                                                    9,310                9,696
                                                         ------------------------------------
                                                              109,515              104,902
    Less accumulated depreciation                             (68,711 )            (62,320 )
                                                         ------------------------------------
                                                         ====================================
      Net equipment                                      $     40,804          $    42,582
                                                         ====================================

     Revenues are earned by placing the equipment under operating leases. A portion of the Partnership's marine containers is leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

     As of December 31, 1998, all owned equipment was on lease or operating in PLM-affiliated short-term trailer rental yards except for 10 railcars with a net book value of $0.1 million. As of December 31, 1997, all owned equipment was on lease or operating in PLM-affiliated short-term trailer rental yards.

     As of December 31, 1997, the Partnership had entered into a commitment to purchase a marine vessel for $9.2 million. The Partnership made a deposit of $0.9 million toward this purchase which is included in the balance sheet as equipment acquisition deposits. During March 1998, the Partnership completed the purchase of the marine vessel for $9.6 million, including acquisition fees of $0.4 million paid to FSI.

     The Partnership also purchased a Boeing 737-200 hushkit which was installed on one of the Partnership's stage II aircraft during 1998 for $1.3 million, including acquisition fees of $0.1 million paid to FSI.

     During 1998, the Partnership disposed of marine containers, railcars, and trailers, with an aggregate net book value of $1.7 million, for $2.5 million.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

3.   Equipment (continued)

     During 1997, the Partnership disposed of an aircraft engine, a commuter aircraft, marine containers, railcars, and trailers with an aggregate net book value of $4.7 million, for $7.8 million. The Partnership also sold two marine vessels with a net book value of $10.9 million for proceeds of $18.0 million. Included in the gain of $7.9 million from the sale of the marine vessels is the unused portion of accrued drydocking $0.8 million.

     Periodically, PLM International purchases groups of assets whose ownership may be allocated among affiliated programs and PLM International. Generally in these cases, only assets that are on lease are purchased by an affiliated program. PLM International generally assumes the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price is determined by a combination of third-party industry sources, recent transactions, and published fair market value references. During 1996, PLM International realized a $0.7 million gain on the sale of 69 off-lease railcars purchased by PLM International as part of a group of assets in 1994 that had been allocated to PLM Equipment Growth Funds IV and VI, and PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and PLM International.

     All wholly- and partially-owned equipment on lease is accounted for as operating leases, except for one finance lease. Future minimum rentals under noncancelable operating leases, as of December 31, 1998, for wholly- and partially-owned equipment during each of the next five years are approximately $13.7 million in 1999, $9.2 million in 2000, $6.3 million in 2001, $3.8 million in 2002, and $3.9 million thereafter. Contingent rentals based upon utilization were approximately $1.4 million, $2.2 million, and $3.1 million in 1998, 1997, and 1996, respectively.

4.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) as of December 31 (in thousands of dollars):


                                                                                            1998              1997
                                                                                        ------------------------------
         48% interest in an entity owning a product tanker                              $   6,890        $    8,266
         25% interest in two commercial aircraft on direct finance lease                    2,771             2,863
         17% interest in two trusts owning a total of three commercial aircraft,
                    two aircraft engines, and a portfolio of aircraft rotables              2,059             4,027
         50% interest in an entity owning a bulk carrier                                    1,872             2,277
         50% interest in an entity owning a product tanker                                  1,552             1,547
         60% interest in a trust that owned a commercial aircraft                              --             3,778
       -------------------------------------------------------------------------------------------       -----------
             Net investments                                                            $  15,144        $   22,758
                                                                                        ==========       ===========


     During 1997, the Partnership purchased an interest in an entity owning a product tanker for $9.1 million and incurred acquisition and lease negotiation fees to FSI of $0.5 million. In addition, during 1997 the Partnership received a partial interest in an entity that owns a commercial aircraft in exchange for past due receivables and the outstanding balance on a direct finance lease (see Note 7). The Partnership liquidated its interest in this entity in January 1998 when the aircraft was sold at its approximate book value. The Partnership received liquidating proceeds of $3.7 million.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

4.   Investments in Unconsolidated Special-Purpose Entities (continued)

     The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the years ended December 31 (in thousands of dollars):


                                          1998                        1997                          1996
                                                 Net                          Net                        Net
                                   Total         Interest        Total         Interest        Total    Interest
                                   USPEs            of           USPEs            of           USPEs      of
                                                 Partnership                  Partnership               Partnership
                                ---------------------------   ---------------------------   ---------------------------
            Net Investments     $    44,678     $   15,144     $   67,208     $   22,758    $    48,660   $   12,673
            Lease revenues           12,317          7,194         17,510          5,868         30,337        7,054
            Net income (loss)         2,048            234          4,604           (264 )       (1,692 )       (116 )


5.   Operating Segments

     The Partnership operates or operated primarily in six operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, railcar leasing, and mobile offshore drilling unit (Rig) leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

     The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation.

     The following tables present a summary of the operating segments (in thousands of dollars):


                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar   All
     For the Year Ended December 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>    Total
     ------------------------------------  -------   -------    -------   -------    -------   ----         -----
     Revenues
       Lease revenue                       $  8,903  $  1,217   $  7,478  $  2,817   $  2,496  $     --   $ 22,911
       Interest income and other                 45        11         74        --         25       249        404
       Gain on disposition of equipment          --       665         --       144          5        --        814
                                           ------------------------------------------------------------------------
         Total revenues                       8,948     1,893      7,552     2,961      2,526       249     24,129
                                           ------------------------------------------------------------------------

     Costs and expenses
       Operations support                       422        71      5,073       853        740        60      7,219
       Depreciation and amortization          6,846       846      1,894       809        695       147     11,237
       Interest expense                          --        --         --        --         --     1,950      1,950
       General and administrative expenses       68         1         54       632         48       757      1,560
       Provision  for  (recovery  of)  bad       --        --         --        30         (3 )      --         27
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             7,336       918      7,021     2,324      1,480     2,914     21,993
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       386        --       (152 )      --         --        --        234
                                           ------------------------------------------------------------------------
                                           ========================================================================
         Net income (loss)                 $  1,998  $    975   $    379  $    637   $  1,046  $ (2,665 ) $  2,370
                                           ========================================================================

     As of December 31, 1998
         Total assets                      $ 24,765  $  3,281   $ 22,112  $  4,052   $  4.060  $  3.106   $ 61,376
                                           ========================================================================


<F1>  Includes  interest  income  and costs  not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support expense.




                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

5.   Operating Segments (continued)


                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar   All
     For the Year Ended December 31, 1997  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>    Total
     ------------------------------------  -------   -------    -------   -------    -------   ----         -----

     Revenues
       Lease revenue                       $  9,388  $  2,073   $ 12,760  $  2,758   $  2,514  $     --   $ 29,493
       Interest income and other                388        12         65        --         19       156        640
       Gain  (loss)  on   disposition   of    2,259       828      7,902         6         (5 )      --     10,990
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                      12,035     2,913     20,727     2,764      2,528       156     41,123
                                           ------------------------------------------------------------------------

     Costs and expenses
       Operations support                       438       120     10,747     1,027        622        75     13,029
       Depreciation and amortization         10,037     1,286      2,413       994        813       150     15,693
       Interest expense                          --        --         --        --         --     2,593      2,593
       General and administrative expenses       53         1        116       563         46       933      1,712
       Provision  for  (recovery  of)  bad     (127 )       4         --       (20 )       54        --        (89 )
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses            10,401     1,411     13,276     2,564      1,535     3,751     32,938
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,215        --     (1,479 )      --         --        --       (264 )
                                           ------------------------------------------------------------------------
                                           ========================================================================
         Net income (loss)                 $  2,849  $  1,502   $  5,972  $    200   $    993  $ (3,595 ) $  7,921
                                           ========================================================================

     As of December 31, 1997
         Total assets                      $ 35,802  $  5,956   $ 15,953  $  5,061   $  4,796  $ 12,465   $ 80,033
                                           ========================================================================


<F1>  Includes  interest  income  and costs  not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support expense.





                                                      Marine     Marine
                                           Aircraft  Container   Vessel     Rig      Railcar   All
     For the Year Ended December 31, 1996  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F2>    Total
     ------------------------------------  -------   -------    -------   -------    -------   ----         -----

     Revenues
       Lease revenue                       $  6,453  $  2,816   $ 14,005  $  1,062   $  2,390  $  2,037   $ 28,763
       Interest income and other                 26        --        406        --         --       928      1,360
       Gain  (loss)  on   disposition   of    3,259       426         --    10,521        (12 )       5     14,199
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       9,738     3,242     14,411    11,583      2,378     2,970     44,322
                                           ------------------------------------------------------------------------

     Costs and expenses
       Operations support                       389       167      9,794        56      1,023       641     12,070
       Depreciation and amortization          6,838     1,803      3,312       802        885     1,301     14,941
       Interest expense                          --        --         --        --         --     2,789      2,789
       General and administrative expenses       47         1         76         9         50     1,558      1,741
       Provision  for  (recovery  of)  bad      126        --         --        --        (28 )     126        224
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             7,400     1,971     13,182       867      1,930     6,415     31,765
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (265 )      --        149        --         --        --       (116 )
                                           ------------------------------------------------------------------------
                                           ========================================================================
         Net income (loss)                 $  2,073  $  1,271   $  1,378  $ 10,716   $    448  $ (3,445 ) $ 12,441
                                           ========================================================================

     As of December 31, 1996
         Total assets                      $ 46,689  $  9,608   $ 22,923  $     --   $  5,500  $ 13,699   $ 98,419
                                           ========================================================================


<F2> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support expenses. Also includes income and expenses from owned trailers.



6.   Geographic Information

     The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

6.   Geographic Information (continued)

     The Partnership leases or leased its aircraft, railcars, mobile offshore drilling unit, and trailers to lessees domiciled in five geographic regions: North America, South America, Europe, Asia, and Australia. Marine vessels and marine containers are leased to multiple lessees in different regions that operate worldwide.

     The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):


                                             Owned Equipment                       Investments in USPEs
                                   -------------------------------------     ----------------------------------
                Region                 1998        1997        1996             1998        1997        1996
       --------------------------  -------------------------------------    -----------------------------------
       United States               $    7,109   $   7,553   $   7,806       $       --  $       --   $      --
       Canada                           4,096       4,096       1,821               --          --       1,509
       South America                    3,011       3,011         763               --          --          --
       Asia                                --          --       1,062               --          --          --
       Europe                              --          --         493              780       1,765       1,765
       Rest of the world                8,695      14,833      16,818            6,414       4,103       3,780
                                   -------------------------------------    -------------------------------------
                                   =====================================    =====================================
         Lease revenues            $   22,911   $  29,493   $  28,763       $    7,194  $    5,868   $   7,054
                                   =====================================    =====================================

     The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):


                                                 Owned Equipment                     Investments in USPEs
                                       -------------------------------------  -----------------------------------
                     Region                    1998         1997        1996          1998         1997        1996
       -----------------------------------  -------------------------------------  -----------------------------------
       United States                        $    2,199  $    4,549    $  1,543     $      --   $       --     $    --
       Canada                                    1,555         926        (555 )          --           --        (753 )
       South America                              (478 )    (2,712 )    (1,419 )          --           --          --
       Asia                                         --          --      10,715            --           --          --
       Europe                                       --          --       3,190            39          773         490
       Mexico                                       --          --          --           407          442          (2 )
       Rest of the world                         1,505       8,950       2,500          (152 )     (1,479 )       149
                                            -------------------------------------  -------------------------------------
         Regional income (loss)                  4,781      11,713      15,974           294         (264 )      (116 )
       Administrative and other                 (2,645 )    (3,528 )    (3,417 )         (60 )         --          --
                                            =====================================  =====================================
         Net income (loss)                  $    2,136  $    8,185    $ 12,557     $     234   $     (264 )   $  (116 )
                                            =====================================  =====================================

     The net book value of these assets as of December 31 are as follows (in thousands of dollars):


                                             Owned Equipment                       Investments in USPEs
                                   -------------------------------------     ----------------------------------
                Region                 1998        1997        1996             1998        1997        1996
       --------------------------  -------------------------------------    -----------------------------------
       United States               $   11,670   $  14,602   $  20,465       $       --  $       --   $      --
       Canada                          10,467      11,366      14,065               --          --          --
       South America                    5,008       8,345      13,909               --          --          --
       Europe                              --          --          --            2,059       4,027       4,565
       Mexico                              --          --          --            2,772       2,863       2,768
       Rest of the world               13,659       8,269      25,024           10,313      12,090       5,340
                                   -------------------------------------    -------------------------------------
                                       40,804      42,582      73,463           15,144      18,980      12,673
       Equipment held for sale             --          --          --               --       3,778          --
                                   =====================================    =====================================
         Net book value            $   40,804   $  42,582   $  73,463       $   15,144  $   22,758   $  12,673
                                   =====================================    =====================================

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

7.   Net Investment in Direct Finance Lease

     During 1995, the Partnership entered into a direct finance lease related to the installation of a Stage III hushkit on an Boeing 727-200 aircraft, at a cost of $2.5 million. The Partnership incurred acquisition and lease negotiation fees of $139,000 to TEC related to this transaction. Gross lease payments of $3.8 million were to be received over a five-year period, which commenced in December 1995.

     During 1997, the lessee encountered financial difficulties. The General Partner established reserves against these receivables due to the determination that collection of these lease payments were uncertain. During June 1997, the Partnership, together with two affiliated programs to which the lessee also owed past-due receivables, repossessed the Boeing 727-200 aircraft. This is the aircraft on which the Stage III hushkit was installed and that was owned by the lessee and pledged as security for the financing of the hushkit. As a result, the balance due from the lessee from the direct finance lease and the balances due to affiliated programs were reclassified to an investment in an entity that owns a commercial aircraft (see Note 4). The fair market value of the Partnership's interest in this aircraft approximated its outstanding receivable from the lessee.

8.   Notes Payable

     In November 1991, the Partnership borrowed $38.0 million under a nonrecourse loan agreement. The loan was secured by certain marine containers, five marine vessels, and one mobile offshore drilling unit owned by the Partnership.

     During 1996, the Partnership sold some of the assets in which the lender had a secured interest. On September 26, 1996, the existing senior loan agreement was amended and restated to reduce the interest rate, to grant increased flexibility in allowable collateral, to pledge additional equipment to the lenders, and to amend the loan repayment schedule from 16 consecutive equal quarterly installments to 20 consecutive quarterly installments with lower payments of principal for the first four payments. The Partnership incurred a loan amendment fee of $133,000 to the lender in connection with the restatement of this loan. Pursuant to the terms of the loan agreement, the Partnership must comply with certain financial covenants and maintain certain financial ratios.

     On December 29, 1997, the existing senior loan agreement was amended and restated to allow the Partnership to deduct the next scheduled principal payment from the equipment sales proceeds, which had previously been used to paydown the loan.

     The Partnership made the regularly scheduled principal payments and quarterly interest payments at a rate of LIBOR plus 1.2% per annum (6.6% at December 31, 1998 and 7.0% at December 31, 1997) to the lender of the senior loan during 1998 and 1997. The Partnership also paid the lender of the senior loan an additional $0.5 million from equipment sale proceeds, as required by the loan agreement.

     The General Partner had entered into a joint $50.0 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I, all affiliated investment programs; American Finance Group, Inc.(AFG), a subsidiary of PLM International, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the General Partner. The Committed Bridge Facility was amended and restated on December 15, 1998, to remove the Partnership and AFG as eligible borrowers.

9.   Concentrations of Credit Risk

     As of December 31, 1998, the only Partnership customer that accounted for 10% or more of the total consolidated revenues for the owned equipment and partially owned equipment during 1998 was

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

9.   Concentrations of Credit Risk (continued)

     Canadian Airlines International (10% in 1998). No single lessee accounted for more than 10% of the consolidated revenues for the years ended December 31, 1997 and 1996. In 1996, however, Dual Marine Company, also a lessee, purchased the mobile offshore drilling unit that they were leasing from the Partnership. The lease revenues and the gain from the sale accounted for 23% of total consolidated revenues during 1996.

     As of December 31, 1998 and 1997, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

10.  Income Taxes

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

     As of December 31, 1998, there were temporary differences of approximately $40.7 million between the financial statement carrying values of certain assets and liabilities and the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

11.  Contingencies

     PLM International, (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated (the class), are six individuals who invested in certain California limited partnerships (the Partnerships) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including the Partnership, PLM Equipment Growth Funds IV and VI, and PLM Equipment Growth & Income Fund VII (the Growth Funds). The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

     In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action to federal court automatically nullified the state court's ex parte certification of the class. In September 1997, the district court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

11.  Contingencies (continued)

     stay  further   proceedings   pending  the  outcome  of  such  arbitration.
     Notwithstanding   plaintiffs'   opposition,   the  district  court  granted
     defendants' motion in December 1997.

     Following various unsuccessful requests that the district court reverse, or otherwise certify for appeal, its order denying plaintiffs' motion to remand the case to state court and dismissing the California plaintiff's claims, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for a writ of mandamus seeking to reverse the district court's order. The Eleventh Circuit denied plaintiffs' petition in November 1997, and further denied plaintiffs subsequent motion in the Eleventh Circuit for a rehearing on this issue. Plaintiffs also appealed the district court's order granting defendants' motion to compel arbitration, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

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

     On July 31, 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

     In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions (the monetary settlement). The monetary settlement contemplated by the MOU provides for stipulating to a class for settlement purposes, and a settlement and release of all claims against defendants and third party brokers in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy.

     The parties to the monetary settlement have also agreed in principle to an equitable settlement (the equitable settlement) which provides, among other things, (a) for the extension of the operating lives of the Partnership, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII (the Funds) by judicial amendment to each of their partnership agreements, such that FSI, the

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

11.  Contingencies (continued)

     general partner of each such Fund, will be permitted to reinvest cash flow, surplus partnership funds or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI be entitled to earn front end fees (including acquisition and lease negotiation fees) in excess of the compensatory limitations set forth in the North American Securities Administrators Association, Inc. Statement of Policy by judicial amendment to the Partnership Agreements for each Fund; (c) for a one time redemption of up to 10% of the outstanding units of each Fund at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees. The equitable settlement also provides for payment of the equitable settlement attorneys' fees from Partnership funds in the event that distributions paid to investors in the Funds during the extension period reach a certain internal rate of return.

     Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlements. The monetary settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of a settlement agreement (the settlement agreement), (b) notice to and certification of the monetary class for purposes of the monetary settlement, and (c) preliminary and final approval of the monetary settlement by the Alabama district court. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of the settlement agreement, (b) notice to the current unitholders in the Funds (the equitable class) and certification of the equitable class for purposes of the equitable settlement, (c) preparation, review by the Securities and Exchange Commission (SEC), and dissemination to the members of the equitable class of solicitation statements regarding the proposed extensions, (d) disapproval by less than 50% of the limited partners in each of the Funds of the proposed amendments to the limited partnership agreements, (e) judicial approval of the proposed amendments to the limited partnership agreements, and (f) preliminary and final approval of the equitable settlement by the Alabama district court. The parties submitted the settlement agreement to the Alabama district court on February 12, 1999, and the preliminary class certification hearing is scheduled for March 24, 1999. If the district court grants preliminary approval, notices to the monetary class and equitable class will be sent following review by the SEC of the solicitation statements to be prepared in connection with the equitable settlement. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

     The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

12.  Subsequent Event

     During  February  1999,  the  Partnership  made  its  regularly   scheduled
     principal payment of $2.0 million to the lender of the senior loan.

     During February and March 1999, the Partnership sold part of its interest in two trusts that owned a total of three stage II commercial aircraft with a net book value of $1.7 million for proceeds of $3.0 million. The Partnership expects to sell its remaining interest in the two trust that still own two stage II aircraft engines and a portfolio of aircraft rotables before the end of March 1999.

                           PLM EQUIPMENT GROWTH FUND V

                                INDEX OF EXHIBITS



  Exhibit                                                                Page

     4.   Limited Partnership Agreement of Partnership.                  *

    10.1  Management  Agreement  between the  Partnership  and           *
          PLM  Investment Management, Inc.

    10.2  Amended and Restated $38,000,000 Loan Agreement, dated as of
          September 26, 1996.                                            *

    10.3  Amendment No. 1 to the Amended and Restated $38,000,000
          Loan Agreement,  dated as of  December 29, 1997.               *

    24.   Powers of Attorney.                                          51-53


*  Incorporated by reference.  See page 29 of this report.