Form 10-Q
period 1999-03-31
PLM EQUIPMENT GROWTH FUND V
filed 1999-05-03
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL QUARTER ENDED MARCH 31, 1999


       [  ]   TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM              TO


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                              March 31,           December 31,
                                                                                1999                  1998
                                                                             ----------------------------------
  ASSETS

  Equipment held for operating lease, at cost                                $  108,840           $  109,515
  Less accumulated depreciation                                                 (70,413 )            (68,711 )
                                                                             -----------------------------------
    Net equipment                                                                38,427               40,804

  Cash and cash equivalents                                                       4,798                1,774
  Restricted cash                                                                   108                  108
  Accounts receivable, net of allowance for doubtful
      accounts of $75 in 1999 and $77 in 1998                                     3,426                3,188
  Investments in unconsolidated special-purpose entities                         12,857               15,144
  Deferred charges, net of accumulated amortization of
      $1,086 in 1999 and $1,038 in 1998                                             229                  277
  Prepaid expenses and other assets                                                  42                   81
                                                                             -----------------------------------

        Total assets                                                             59,887           $   61,376
                                                                             ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Accounts payable and accrued expenses                                      $      754           $      593
  Due to affiliates                                                                 373                  339
  Lessee deposits and reserve for repairs                                         2,325                2,450
  Note payable                                                                   21,622               23,588
                                                                             -----------------------------------
      Total liabilities                                                          25,074               26,970
                                                                             -----------------------------------

  Partners' capital:

  Limited partners (9,076,236 limited partnership units as of
      March 31, 1999 and 9,081,028 as of December 31, 1998)                      34,813               34,406
  General Partner                                                                    --                   --
                                                                             -----------------------------------
      Total partners' capital                                                    34,813               34,406
                                                                             -----------------------------------

        Total liabilities and partners' capital                              $   59,887           $   61,376
                                                                             ===================================












                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                    1999              1998
                                                                                --------------------------------
  REVENUES

  Lease revenue                                                                 $     4,833       $     5,212
  Interest and other income                                                              46               161
  Net gain on disposition of equipment                                                   60               135
                                                                                --------------------------------
    Total revenues                                                                    4,939             5,508
                                                                                --------------------------------

  EXPENSES

  Depreciation and amortization                                                       2,262             2,641
  Repairs and maintenance                                                               475               325
  Equipment operating expenses                                                          519               991
  Insurance expense to affiliate                                                         --                 9
  Other insurance expenses                                                              123                71
  Management fees to affiliate                                                          241               257
  Interest expense                                                                      365               533
  General and administrative expenses to affiliates                                     249               237
  Other general and administrative expenses                                             125               140
  Provision for (recovery of) bad debts                                                  (8 )               6
                                                                                --------------------------------
      Total expenses                                                                  4,351             5,210
                                                                                --------------------------------

  Equity in net income of unconsolidated special-purpose entities                     1,507                36
  --------------------------------------------------------------------------------------------------------------

        Net income                                                              $     2,095       $       334
                                                                                ================================

  PARTNERS' SHARE OF NET INCOME

  Limited partners                                                              $     1,976       $       143
  General Partner                                                                       119               191
                                                                                --------------------------------

  Total                                                                         $     2,095       $       334
                                                                                ================================

  Net income per weighted-average limited partnership unit                      $      0.22       $      0.02
                                                                                ================================

  Cash distribution                                                             $     1,656       $     3,825
                                                                                ================================

  Cash distribution per weighted-average limited partnership unit               $      0.17       $      0.40
                                                                                ================================












                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 1997 TO MARCH 31, 1999
                            (in thousands of dollars)




                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

  Partners' capital as of December 31, 1997                $   44,086            $    --             $   44,086

  Net income                                                    1,796                574                  2,370

  Repurchase of limited partnership units                         (42 )               --                    (42 )

  Cash distribution                                           (11,434 )             (574 )              (12,008 )
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998                  34,406                 --                 34,406

  Net income                                                    1,976                119                  2,095

  Repurchase of limited partnership units                         (32 )               --                    (32 )

  Cash distribution                                            (1,537 )             (119 )               (1,656 )
                                                           -------------------------------------------------------

    Partners' capital as of March 31, 1999                 $   34,813            $    --             $   34,813
                                                           =======================================================











                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                                   1999          1998
                                                                               ----------------------------
 OPERATING ACTIVITIES

 Net income                                                                      $  2,095     $     334
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                    2,262         2,641
   Net gain on disposition of equipment                                               (60 )        (135 )
   Equity in net income from unconsolidated
       special-purpose entities                                                    (1,507 )         (36 )
   Changes in operating assets and liabilities, net:
     Accounts receivable, net                                                        (240 )        (143 )
     Prepaid expenses and other assets                                                 39            54
     Accounts payable and accrued expenses                                            161          (876 )
     Due to affiliates                                                                  4           (98 )
     Lessee deposits and reserve for repairs                                         (125 )         108
                                                                                --------------
                                                                                              -------------
       Net cash provided by operating activities                                    2,629         1,849
                                                                                ---------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                       --        (8,280 )
 Payments of acquisition fees to affiliate                                             --          (414 )
 Payments of lease negotiation fees to affiliate                                       --           (92 )
 Distribution from liquidation of unconsolidated special-purpose entity             3,553         3,724
 Distributions from unconsolidated special-purpose entities                           271         2,003
 Proceeds from disposition of equipment                                               225           411
                                                                                ---------------------------
       Net cash provided by (used in) investing activities                          4,049        (2,648 )
                                                                                ---------------------------

 FINANCING ACTIVITIES

 Payments of note payable                                                          (1,966 )      (2,000 )
 Cash distributions paid to limited partners                                       (1,537 )      (3,634 )
 Cash distributions paid to General Partner                                          (119 )        (191 )
 Repurchase of limited partnership units                                              (32 )         (34 )
                                                                                ---------------------------
       Net cash used in financing activities                                       (3,654 )      (5,859 )
                                                                                ---------------------------

 Net increase (decrease) in cash and cash equivalents                               3,024        (6,658 )
 Cash and cash equivalents at beginning of period                                   1,774         9,884
                                                                                ---------------------------
 Cash and cash equivalents at end of period                                      $  4,798     $   3,226
                                                                                ===========================

 SUPPLEMENTAL INFORMATION
 Interest paid                                                                   $    398     $     569
 ==========================================================================================================








                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund V (the
Partnership) as of March 31, 1999 and December 31, 1998, the statements of income for the three months ended March 31, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to March 31, 1999, and the statements of cash flows for the three months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2.   Schedule of Partnership Phases

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

3.   Repurchase of Limited Partnership Units

In 1998, the Partnership agreed to repurchase approximately 18,100 limited partnership units in 1999 for an aggregate purchase price of up to $0.1 million. During the three months ended March 31, 1999, the Partnership had repurchased 4,792 limited partnership units for $32,000. The General Partner may repurchase the additional units in the future.

4.   Cash Distributions

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 1999 and 1998, cash distributions totaled $1.7 million and $3.8 million, respectively. None of the cash distributions to the limited partners for the three months ended March 31, 1999, were deemed to be a return of capital. Cash distributions to the limited partners of $3.5 million for the three months ended March 31, 1998, were deemed to be a return of capital.

Cash distributions related to the results from the first quarter of 1999 of $1.5 million, will be paid during the second quarter of 1999.

5.   Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 1999 and December 31, 1998, included $0.2 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs).

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of March 31, 1999 and December 31, 1998.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

5.   Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs is listed in the following table (in thousands of dollars):


                                                       For the Three Months
                                                          Ended March 31,
                                                        1999           1998
                                                    ---------------------------
  Management fees                                   $      84      $      91
  Data processing and administrative
     expenses                                              22             26
  Insurance expense                                        --              2


The Partnership and USPEs paid FSI $0.5 million for equipment acquisition and lease negotiation fees during the three months ended March 31, 1998, no fees were paid during the three months ended March 31, 1999.

6.   Equipment

The components of owned equipment were as follows (in thousands of dollars):

                                                  March 31,         December 31,
                                                   1999                1998
                                               --------------------------------

  Aircraft                                      $  51,090          $   51,090
  Marine vessels                                   25,890              25,890
  Railcars                                         11,383              11,383
  Marine containers                                11,168              11,842
  Trailers                                          9,309               9,310
                                               -----------         -----------
                                                  108,840             109,515
  Less accumulated depreciation                   (70,413 )           (68,711 )
                                               -----------         -----------
      Net equipment                             $  38,427          $   40,804
                                               ===========         ===========

As of March 31, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities except for 6 railcars with a net book value of $0.1 million. As of December 31, 1998, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities except for 10 railcars with a net book value of $0.1 million.

During the three months ended March 31, 1999, the Partnership disposed of marine containers with a net book value of $0.2 million, for $0.2 million.

During the three months ended March 31, 1998, the Partnership disposed of marine containers and trailers with an aggregate net book value of $0.3 million, for $0.4 million.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

7.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                                    March 31,          December 31,
                                                                                       1999                1998
                                                                                 ----------------------------------
       48% interest in an entity owning a product tanker                         $     6,531         $     6,890
       25% interest in a trust owning two commercial aircraft on direct
                finance lease                                                          2,715               2,771
       50% interest in an entity owning a bulk carrier                                 1,861               1,872
       50% interest in an entity owning a product tanker                               1,750               1,552
       17% interest in two trusts that owned three commercial aircraft,
                 two aircraft engines, and a portfolio of aircraft rotables               --               2,059
     ----------------------------------------------------------------------------------------        ------------
         Net investments                                                         $    12,857         $    15,144
                                                                                 ============        ============


During the three months ended March 31, 1999, the General Partner sold the Partnership's 17% interest in two trusts that owned a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The Partnership's interest in these trusts were sold for proceeds of $3.6 million for its net investment of $2.0 million.

8.   Operating Segments

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):


                                                      Marine               Marine
                                           Aircraft   Vessel    Railcar   Container  Trailer   All
     For the quarter ended March 31, 1999  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>     Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,192  $  1,140   $    602  $    260   $    639  $     --   $  4,833
       Interest income and other                  9        --         --        --         --        37         46
       Gain (loss) on disposition of             --        --         --        61         (1 )      --         60
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,201     1,140        602       321        638        37      4,939

     COSTS AND EXPENSES
       Operations support                        15       791        117         1        180        13      1,117
       Depreciation and amortization          1,281       466        154       164        167        30      2,262
       Interest expense                          --        --         --        --         --       365        365
       Management fees to affiliate              96        57         31        13         44        --        241
       General and administrative expenses        7         8         10        --        152       197        374
       Provision for (recovery of) bad           --        --          3        (4 )       (7 )      --         (8 )
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,399     1,322        315       174        536       605      4,351
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,571       (64 )       --        --         --        --      1,507
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $  2,373  $   (246 ) $    287  $    147   $    102  $   (568 ) $  2,095
                                           ========================================================================

     Total assets As of March 31, 1999     $ 22,236  $ 21,272   $  3,906  $  2,814   $  3,897  $  5,762   $ 59,887
                                           ========================================================================



<F1> Includes  interest  income  and costs not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support.



                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

8.   Operating Segments (continued)


                                                      Marine               Marine
                                           Aircraft   Vessel    Railcar   Container  Trailer    All
     For the quarter ended March 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,227  $  1,170   $    630  $    529   $    656  $     --   $  5,212
       Interest income and other                 12         5         --        --         --       144        161
       Gain on disposition of equipment          --        --         --       132          3        --        135
                                           ------------------------------------------------------------------------
         Total revenues                       2,239     1,175        630       661        659       144      5,508

     COSTS AND EXPENSES
       Operations support                        21     1,172         44         3        141        15      1,396
       Depreciation and amortization          1,700       286        175       241        206        33      2,641
       Interest expense                          --        --         --        --         --       533        533
       Management fees to affiliate              86        59         43        26         43        --        257
       General and administrative expenses       10        22         10        --        137       198        377
       Provision for (recovery of) bad           --        --         (3 )      --          9        --          6
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,817     1,539        269       270        536       779      5,210
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs        65       (29 )       --        --         --        --         36
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $    487  $   (393 ) $    361  $    391   $    123  $   (635 ) $    334
                                           ========================================================================

     Total assets As of March 31, 1998     $ 28,953  $ 25,147   $  4,621  $  5,523   $  4,820  $  4,578   $ 73,642
                                           ========================================================================

<F2> Includes  interest  income  and costs not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support.


9.   Debt

The Partnership made the regularly scheduled installment payment of $2.0 million to the lender of the note payable during the three months ended March 31, 1999, and accrued the quarterly interest payment at a rate of LIBOR plus 1.2% per annum (6.2% at March 31, 1999 and 6.6% at December 31, 1998).

10.  Net Income Per Weighted-Average Partnership Unit

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 1999 and 1998, was 9,080,730 and 9,084,809, respectively.

11.  Contingencies

PLM International (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships (the Funds) for which the Company's wholly-owned subsidiary, FSI, acts as the general partner, including the Partnership, PLM Equipment Growth Funds IV and VI, and PLM Equipment Growth & Income Fund VII. The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

11.   Contingencies (continued)

owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action to federal court automatically nullified the state court's ex parte certification of the class. In September 1997, the district court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each partnership, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted defendants' motion in December 1997.

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

On July 31, 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, plaintiff filed an amended complaint with the state court in August 1997, alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

11.  Contingencies (continued)

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

The parties to the monetary settlement have also agreed to an equitable settlement (the equitable settlement) which provides, among other things: (a) for the extension of the operating lives of the Partnership and Funds VI and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, will be permitted to reinvest cash flow, surplus partnership funds or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease negotiation fees) in excess of the compensatory limitations set forth in the North American Securities Administrators Association, Inc. Statement of Policy by judicial amendment to the partnership agreements for the Partnership and Funds VI and VII; (c) for a one-time redemption of up to 10% of the outstanding units of the Partnership and Funds VI and VII at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event that distributions paid to investors in the Partnership and Funds VI and VII during the extension period reach a certain internal rate of return.

Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlements. The parties completed the documentation of the monetary and equitable settlements in April 1999. The monetary settlement remains subject to numerous conditions, including but not limited to, notice to and certification of the monetary class for purposes of the monetary settlement, and preliminary and final approval of the monetary settlement by the Alabama district court. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) notice to the current unitholders in the Partnership and Funds VI and VII (the equitable class) and certification of the equitable class for purposes of the equitable settlement, (b) preparation, review by the Securities and Exchange Commission
(SEC), and dissemination to the members of the equitable class of solicitation statements regarding the proposed extensions, (c) disapproval by less than 50% of the limited partners in the Partnership and Funds V and VII of the proposed amendments to the limited partnership agreements, (d) judicial approval of the proposed amendments to the limited partnership agreements, and (e) preliminary and final approval of the equitable settlement by the Alabama district court. If the district court grants preliminary approval, notices to the monetary class and equitable class will be sent following review by the SEC of the solicitation statements to be prepared in connection with the equitable settlement. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V's (the Partnership's) Operating Results for the Three Months Ended March 31, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1999             1998
                                                                         ----------------------------
  Aircraft                                                               $  2,177          $ 2,206
  Railcars                                                                    485              586
  Trailers                                                                    459              515
  Marine vessels                                                              349               (2 )
  Marine containers                                                           259              526


Aircraft: Aircraft lease revenues and direct expenses were $2.2 million and $15,000, respectively, for the three months ended March 31, 1999, compared to $2.2 million and $21,000, respectively, during the same period of 1998. The decrease in aircraft contribution was due to the release of two aircraft at a slightly lower lease rate than had been in place during 1998.

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the three months ended March 31, 1999, compared to $0.6 million and $44,000, respectively, during the same period of 1998. The decrease in railcar contribution was due to lower lease revenues due to certain railcars being off-lease during the three months ended March 31, 1999 that were on-lease during the first quarter of 1998 and additional required repairs to certain railcars that were not needed during the same period of 1998.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended March 31, 1999, compared to $0.7 million and $0.1 million, respectively, during the same period of 1998. Trailer contribution decreased during the first quarter of 1999 due to lower lease revenues caused by trailer sales during 1998 and higher repairs required during 1999 when compared to the same period of 1998.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.1 million and $0.8 million, respectively, for the three months ended March 31, 1999, compared to $1.2 million and $1.2 million, respectively, during the same period of 1998. The increase in marine vessel contribution was due to the purchase of an additional marine vessel during March of 1998 that was on lease the entire first quarter of 1999 operating under a bareboat charter which produces lease revenues and practically no operating costs. In addition, lease revenues and direct expenses decreased during the first quarter of 1999 due to one of the Partnership's marine vessels going into dry-docking for approximately six weeks. During this period, the marine vessel did not earn any revenues or incur any expenses.

Marine containers: Marine container lease revenues and direct expenses were $0.3 million and $1,000, respectively, for the three months ended March 31, 1999, compared to $0.5 million and $3,000, respectively, during the same period of 1998. The number of marine containers owned by the Partnership has been declining due to sales and dispositions during 1999 and 1998. The result of this declining fleet has been a decrease in marine container contribution.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.2 million for the quarter ended March 31, 1999 decreased from $3.8 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.4 million decrease in depreciation and amortization expenses from 1998 levels was caused primarily by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii) A $0.2 million decrease in interest expense was due to a lower average outstanding debt balance when compared to the same period of 1998.

(C)      Interest and Other Income

Interest and other decreased $0.1 million during the three months ended March 31, 1999 when compared to the same period of 1998 due primarily to lower cash balances available for investment.

(D)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the first quarter of 1999 totaled $0.1 million, which resulted from the sale of marine containers with a net book value of $0.2 million, for proceeds of $0.2 million. Net gain on disposition of equipment for the first quarter of 1998 totaled $0.1 million, which resulted from the sale of marine containers and trailers, with an aggregate net book value of $0.3 million, for proceeds of $0.4 million.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose
     Entities (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1999             1998
                                                                         ----------------------------
  Aircraft, rotable components, and aircraft engines                     $  1,571         $     65
  Marine vessels                                                              (64 )            (29 )
  ===================================================================================================
      Equity in net income of USPEs                                      $  1,507         $     36
  ===================================================================================================


Aircraft, rotable components, and aircraft engines: As of March 31, 1999 the Partnership had an interest in an entity owning two commercial aircraft on a direct finance lease. As of March 31, 1998, the Partnership had an interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, and an interest in an entity owning two commercial aircraft on a direct finance lease. During the three months ended March 31, 1999, lease revenues of $0.1 million and the gain from the sale of the Partnership's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. During the same period of 1998, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. Lease revenues decreased $0.2 million and depreciation expense, direct expenses, and administrative expenses decreased $0.1 million due to the sale of the Partnership's investment in two trusts that owned a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables,

Marine vessels: As of March 31, 1999 and 1998, the Partnership owned an interest in three entities owning a total of three marine vessels. During the first quarter of 1999, lease revenues of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.7 million. During the same period of 1998, lease revenues of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.6 million. The primary reason for the decrease in the 1999 contribution from USPEs that own marine vessels was due to higher marine operating expenses during the first quarter of 1999 when compared to the same period of 1998.


(F)  Net Income

As a result of the foregoing, the Partnership's net income for the three months ended March 31, 1999 was $2.1 million, compared to net income of $0.3 million during the same period in 1998. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first quarter of 1999 is not necessarily indicative of future periods. In the first quarter of 1999, the Partnership distributed $1.5 million to the limited partners, or $0.17 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three  months  ended March 31,  1999,  the  Partnership  generated  $2.9 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for the three months ended March 31, 1999 of $1.7 million) to the partners.

During the three months ended March 31, 1999, the Partnership sold owned equipment and received aggregate proceeds of $0.2 million. The Partnership also received liquidating proceeds of $3.6 million from the sale of its interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables

The Partnership is scheduled to make quarterly installments of $2.0 million to the lender through the year 2001 and, in some instances, a percentage of equipment sale proceeds. When the Partnership pays the lender proceeds from equipment sales, the quarterly installments of $2.0 million is reduced pro rata to reflect any payments made from the proceeds of equipment sales. During the three months ended March 31, 1999, the Partnership made the regularly scheduled installment payment of $2.0 million to the lender of the note payable. The Partnership is scheduled to pay the senior lender an additional $0.3 million from the proceeds of equipment sales with the next quarterly installments of $2.0 million.

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

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities", (SFAS No. 133) which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of March 31, 1999, the General Partner is reviewing the effect this standard will have on the Partnership's financial statements.

(V)   OUTLOOK FOR THE FUTURE

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal and interest on debt, and pay cash distributions to the partners.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of interest rate and currency risk. The Partnership's note payable is a variable rate debt. The Partnership estimates a one percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.2 million for the remaining nine months of 1999, $0.1 million in 2000, and $39,000 in 2001. The Partnership estimates a two percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.3 million for the remaining nine months of 1999, $0.2 million in 2000, and $0.1 million in 2001.

During the three months ended March 31, 1999, 75% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

















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



                                            PLM EQUIPMENT GROWTH FUND V

                                            By: PLM Financial Services, Inc.
                                                General Partner



Date:  April 30, 1999                       By: /s/ Richard K Brock
                                                ---------------------------
                                                Richard K Brock
                                                Vice President and
                                                Corporate Controller