Form 10-Q
period 1999-06-30
PLM EQUIPMENT GROWTH FUND V
filed 1999-08-04
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED JUNE 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM              TO


                         COMMISSION FILE NUMBER 33-32258
                             _______________________



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



       Registrant's telephone number, including area code: (415) 974-1399
                             _______________________


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                               June 30,             December 31,
                                                                               1999                 1998
                                                                         --------------------------------------
Assets

Equipment held for operating lease, at cost                                $   109,563            $   109,515
Less accumulated depreciation                                                  (72,193)               (68,711)
                                                                          --------------------------------------
  Net equipment                                                                 37,370                 40,804

Cash and cash equivalents                                                        2,209                  1,774
Restricted cash                                                                    108                    108
Accounts receivable, net of allowance for doubtful
    accounts of $94 in 1999 and $77 in 1998                                      3,826                  3,188
Investments in unconsolidated special-purpose entities                          12,119                 15,144
Deferred charges, net of accumulated amortization of
    $1,150 in 1999 and $1,038 in 1998                                              177                    277
Prepaid expenses and other assets                                                   24                     81
                                                                          --------------------------------------

      Total assets                                                         $    55,833            $    61,376
                                                                          ======================================


LIABILITIES AND PARTNERS' CAPITAL


Liabilities:

Accounts payable and accrued expenses                                      $       454            $       593
Due to affiliates                                                                  406                    339
Lessee deposits and reserve for repairs                                          2,287                  2,450
Note payable                                                                    19,355                 23,588
                                                                          --------------------------------------
    Total liabilities                                                           22,502                 26,970
                                                                          --------------------------------------

Partners' capital:

Limited partners (9,067,911 limited partnership units as of
    June 30, 1999 and 9,081,028 as of December 31, 1998)                        33,331                 34,406
General Partner                                                                     --                     --
                                                                          --------------------------------------
    Total partners' capital                                                     33,331                 34,406
                                                                          --------------------------------------

      Total liabilities and partners' capital                              $    55,833            $    61,376
                                                                          ======================================












                 See accompanying notes to financial statements.














                           PLM EQUIPMENT GROWTH FUND V
                            (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
        (in thousands of dollars, except weighted-average unit amounts)


                                                     For the Three Months                 For the Six Months
                                                        Ended June 30,                      Ended June 30,
                                                        1999          1998                1999             1998
                                                 --------------------------------------------------------------------
REVENUES

Lease revenue                                      $   5,362       $   6,551           $  10,195        $  11,763
Interest and other income                                 54              99                 100              260
Net gain on disposition of equipment                      45             359                 105              494
                                                 --------------------------------------------------------------------
    Total revenues                                     5,461           7,009              10,400           12,517
                                                 --------------------------------------------------------------------

EXPENSES

Depreciation and amortization                          2,296           2,880               4,559            5,521
Repairs and maintenance                                  406             450                 881              774
Equipment operating expenses                             820           1,680               1,338            2,671
Insurance expense to affiliate                            --             (66)                 --              (56)
Other insurance expense                                   91               8                 214               79
Management fees to affiliate                             266             318                 506              574
Interest expense                                         316             512                 681            1,045
General and administrative expenses
      to affiliates                                      205             234                 454              471
Other general and administrative expenses                165             154                 290              294
Provision for bad debts                                   33              25                  25               32
                                                 --------------------------------------------------------------------
    Total expenses                                     4,598           6,195               8,948           11,405
                                                 --------------------------------------------------------------------

Equity in net income (loss) of unconsolidated
      special-purpose entities                          (105)            269               1,402              305
                                                 --------------------------------------------------------------------

Net income                                         $     758       $   1,083           $   2,854        $   1,417
                                                 ====================================================================

PARTNERS' SHARE OF NET INCOME:

Limited partners                                   $     639       $     891           $   2,615        $   1,034
General Partner                                          119             192                 239              383
                                                 --------------------------------------------------------------------

Total                                              $     758       $   1,083           $   2,854        $   1,417
                                                 ====================================================================

Net income per weighted-average
      limited partnership unit                     $    0.07       $    0.10           $    0.29        $    0.11
                                                 ====================================================================

Cash distribution                                  $   2,188       $   3,825           $   3,844        $   7,650
                                                 ====================================================================

Cash distribution per weighted-average
      limited partnership unit                     $    0.23       $    0.40           $    0.40        $    0.80
                                                 ====================================================================








                 See accompanying notes to financial statements.



                           PLM EQUIPMENT GROWTH FUND V
                            ( A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1997 to June 30, 1999
                           (in thousands of dollars)

                                                            Limited              General
                                                           Partners              Partner                    Total
                                                        ----------------------------------------------------------


 Partners' capital as of December 31, 1997                $    44,086            $     --             $    44,086

Net income                                                      1,796                 574                   2,370

Repurchase of limited partnership units                           (42)                 --                     (42)

Cash distribution                                             (11,434)               (574)                (12,008)
                                                        ------------------------------------------------------------

  Partners' capital as of December 31, 1998                    34,406                  --                  34,406

Net income                                                      2,615                 239                   2,854

Repurchase of limited partnership units                           (85)                 --                     (85)

Cash distribution                                              (3,605)               (239)                 (3,844)
                                                        ------------------------------------------------------------

  Partners' capital as of June 30, 1999                   $    33,331            $     --             $    33,331
                                                        ============================================================





























                 See accompanying notes to financial statements.




                           PLM EQUIPMENT GROWTH FUND V
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                                  1999          1998
                                                                              ---------------------------
OPERATING ACTIVITIES


Net income                                                                     $    2,854      $    1,417
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                     4,559           5,521
  Net gain on disposition of equipment                                               (105)           (494)
  Equity in net income from unconsolidated
      special-purpose entities                                                     (1,402)           (305)
  Changes in operating assets and liabilities, net:
    Restricted cash                                                                    --               3
    Accounts receivable, net                                                         (649)           (764)
    Prepaid expenses and other assets                                                  57              65
    Accounts payable and accrued expenses                                            (139)         (1,120)
    Due to affiliates                                                                  67            (100)
    Lessee deposits and reserve for repairs                                          (163)            189
                                                                             ------------------------------

      Net cash provided by operating activities                                     5,079           4,412
                                                                             -------------------------------

INVESTING ACTIVITIES

Payments for purchase of equipment and capitalized improvements                    (1,255)         (8,285)
Payments of acquisition fees to affiliate                                             (56)           (414)
Payments of lease negotiation fees to affiliate                                       (13)            (92)
Distribution from liquidation of unconsolidated special-purpose entity              3,553           3,724
Distributions from unconsolidated special-purpose entities                            874           2,882
Proceeds from disposition of equipment                                                415           1,487
                                                                             -------------------------------
      Net cash provided by (used in) investing activities                           3,518            (698)
                                                                             -------------------------------

FINANCING ACTIVITIES

Payments of note payable                                                           (4,233)         (4,481)
Proceeds from short-term note payable                                                  --           1,600
Cash distribution paid to limited partners                                         (3,605)         (7,267)
Cash distribution paid to General Partner                                            (239)           (383)
Repurchase of limited partnership units                                               (85)            (42)
                                                                             -------------------------------
      Net cash used in financing activities                                        (8,162)        (10,573)
                                                                             -------------------------------

Net increase (decrease) in cash and cash equivalents                                  435          (6,859)
Cash and cash equivalents at beginning of period                                    1,774           9,884
                                                                             -------------------------------
Cash and cash equivalents at end of period                                     $    2,209      $    3,025
                                                                             ===============================

SUPPLEMENTAL INFORMATION
Interest paid                                                                  $      730      $    1,091

                                                                             ================================







                 See accompanying notes to financial statements.




                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

1. Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund V (the Partnership) as of June 30, 1999 and December 31, 1998, the statements of income for the three and six months ended June 30, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to June 30, 1999, and the statements of cash flows for the six months ended June 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2. Schedule of Partnership Phases

Beginning in the Partnership's seventh year of operations, which commenced on January 1, 1999, the General Partner stopped reinvesting excess cash. Surplus cash, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The Partnership will be terminated by December 31, 2010, unless terminated earlier upon the sale of all equipment or by certain other events.

3. Repurchase of Limited Partnership Units

In 1998, the Partnership agreed to repurchase approximately 18,100 limited partnership units in 1999 for an aggregate purchase price of up to $0.1 million. During the six months ended June 30, 1999, the Partnership had repurchased
13,117 limited partnership units for $0.1 million. The General Partner may repurchase the additional units in the future.

4. Cash Distributions

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended June 30, 1999 and 1998, cash distributions totaled $2.2 million and $3.8 million, respectively. For the six months ended June 30, 1999 and 1998, cash distributions totaled $3.8 million and $7.6 million, respectively. Cash distributions to the limited partners of $1.0 million and $6.2 million for the six months ended June 30, 1999 and 1998, respectively, were deemed to be a return of capital.

Cash distributions related to the results from the second quarter of 1999 of $1.7 million, will be paid during the third quarter of 1999.

5. Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 1999 included $0.3 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 included $0.2 million due to FSI and its affiliates for management fees and $0.1 million due to an affiliated USPE.

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of June 30, 1999 and December 31, 1998.




                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

5. Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs is listed in the following table (in thousands of dollars):

                                                     For the Three Months                 For the Six Months
                                                        Ended June 30,                      Ended June 30,
                                                      1999            1998                1999             1998
                                                 --------------------------------------------------------------------

Data processing and administrative
 expenses                                       $      16       $      23           $      38        $      48
Management fees                                        13              96                  26              187
Insurance expense                                      --              (2)                 --               --


The Partnership paid FSI $0.1 million and $0.5 million for equipment acquisition and lease negotiation fees during the six months ended June 30, 1999 and 1998, respectively.

6. Equipment

The components of owned equipment were as follows (in thousands of dollars):

                                               June 30,            December 31,
                                                 1999                 1998
                                          -------------------------------------

Aircraft                                      $   52,402           $    51,090
Marine vessels                                    25,890                25,890
Railcars                                          11,383                11,383
Marine containers                                 10,629                11,842
Trailers                                           9,259                 9,310
                                            -------------        --------------
                                                 109,563               109,515
Less accumulated depreciation                    (72,193)              (68,711)
    Net equipment                             $   37,370           $    40,804
                                            =============        ==============

As of June 30, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities except for 7 railcars and 60 marine containers with a net book value of $0.4 million. As of December 31, 1998, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities except for 10 railcars with a net book value of $0.1 million.

During the six months ended June 30, 1999, the Partnership disposed of marine containers and trailers with an aggregate net book value of $0.3 million, for $0.4 million.

During the six months ended June 30, 1998, the Partnership disposed of marine containers, railcars, and trailers with an aggregate net book value of $1.0 million, for $1.5 million.

During the six months ended June 30, 1999, the Partnership purchased a hush-kit for one of the Partnership's Boeing 737-200 commercial aircraft for $1.3 million, including acquisition fees of $0.1 million paid to FSI for the purchase of this equipment. The Partnership was required to install the hush-kit per the Partnership's lease agreement.




                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

7. Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                 June 30           December 31,
                                                                                     1999              1998

                                                                             ---------------------------------------
   48% interest in an entity owning a product tanker                           $      6,312         $      6,890
   25% interest in a trust owning two commercial aircraft on direct
            finance lease                                                             2,656                2,771
   50% interest in an entity owning a bulk carrier                                    1,827                1,872
   50% interest in an entity owning a product tanker                                  1,324                1,552
   17% interest in two trusts that owned three commercial aircraft,
             two aircraft engines, and a portfolio of aircraft rotables                  --                2,059
      Net investments                                                          $     12,119         $     15,144
                                                                             ===============      ===============

As of June 30, 1999 and December 31, 1998, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

During the six months ended June 30, 1999, the General Partner sold the Partnership's 17% interest in two trusts that owned a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The Partnership's interest in these trusts were sold for proceeds of $3.6 million for its net investment of $2.0 million.

8. Operating Segments

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                  Marine                Marine
                                      Aircraft    Vessel     Railcar   Container   Trailer
For the quarter ended June 30, 1999    Leasing    Leasing    Leasing    Leasing    Leasing    All Other<F1>1   Total
-----------------------------------


REVENUES
  Lease revenue                       $   2,052  $   1,900  $      606  $     188  $     616   $      --  $   5,362
  Interest income and other                   8          2          --          5         --          39         54
  Gain (loss) on disposition of equipment    --         --          --         62        (17)         --         45
    Total revenues                        2,060      1,902         606        255        599          39      5,461

Costs and expenses
  Operations support                         17        970         117          1        199          13      1,317
  Depreciation and amortization           1,308        466         154        156        166          46      2,296
  Interest expense                           --         --          --         --         --         316        316
  Management fees to affiliate               80         95          41          9         41          --        266
  General and administrative expenses         6         11          11         --        149         193        370
  Provision for bad debts                    --         --          13          1         19          --         33
    Total costs and expenses              1,411      1,542         336        167        574         568      4,598
Equity in net income (loss) of USPEs         99       (204)         --         --         --          --       (105)
Net income (loss)                     $     748  $     156  $      270  $      88  $      25   $    (529) $     758
                                     ===============================================================================

Total assets as of June 30, 1999      $  22,230  $  20,658  $    3,752  $   2,506  $   3,709   $   2,978  $  55,833
                                     ===============================================================================

<F1>1  Includes  interest  income  and costs not  identifiable  to a  particular segment, such as certain general and administrative, certain amortization expense, interest expense, and certain operations support.




                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

8. Operating Segments (continued)

                                                  Marine                Marine
                                      Aircraft    Vessel     Railcar   Container   Trailer
For the quarter ended June 30, 1998    Leasing    Leasing    Leasing    Leasing    Leasing    All Other<F1>1   Total
-----------------------------------

REVENUES
  Lease revenue                       $   2,219  $   2,782  $      630  $     238  $     682   $      --  $   6,551
  Interest income and other                  11         60          --         --         --          28         99
  Gain on disposition of equipment           --         --          --        236        123          --        359
    Total revenues                        2,230      2,842         630        474        805          28      7,009

COSTS AND EXPENSES
  Operations support                         19      1,705         169          3        181          (5)     2,072
  Depreciation and amortization           1,714        527         173        222        205          39      2,880
  Interest expense                           --         --          --         --         --         512        512
  Management fees to affiliate               80        139          43         10         46          --        318
  General and administrative expenses        23          9          12         --        160         184        388
  Provision for (recovery of) bad debts      --         --          (1)        31         (5 )        --         25
    Total costs and expenses              1,836      2,380         396        266        587         730      6,195
Equity in net income of USPEs                93        176          --         --         --          --        269
Net income (loss)                     $     487  $     638  $      234  $     208  $     218   $    (702) $   1,083
                                     ===============================================================================

Total assets as of June 30, 1998      $  26,996  $  25,010  $    4,425  $   4,655  $   4,458   $   4,302  $  69,846
                                     ===============================================================================

                                                  Marine                Marine
For the six months ended              Aircraft    Vessel     Railcar   Container   Trailer
      June 30, 1999                    Leasing    Leasing    Leasing    Leasing    Leasing    All Other<F1>1   Total
-----------------------------------

REVENUES
  Lease revenue                       $   4,244  $   3,041  $    1,208  $     447  $   1,255   $      --  $  10,195
  Interest income and other                  17          2          --          5         --          76        100
  Gain (loss) on disposition of equipment    --         --          --        124        (19 )        --        105
    Total revenues                        4,261      3,043       1,208        576      1,236          76     10,400

COSTS AND EXPENSES
  Operations support                         32      1,761         235          2        378          25      2,433
  Depreciation and amortization           2,589        932         308        320        334          76      4,559
  Interest expense                           --         --          --         --         --         681        681
  Management fees to affiliate              175        152          82         22         75          --        506
  General and administrative expenses        13         19          22         --        301         389        744
  Provision for (recovery of) bad debts      --         --          16         (3)        12          --         25
    Total costs and expenses              2,809      2,864         663        341      1,100       1,171      8,948
Equity in net income (loss) of USPEs      1,670       (268)         --         --         --          --      1,402
Net income (loss)                     $   3,122  $     (89) $      545  $     235  $     136   $  (1,095) $   2,854
                                     ===============================================================================

Total assets as of June 30, 1999      $  22,230  $  20,658  $    3,752  $   2,506  $   3,709   $   2,978  $  55,833
                                     ===============================================================================












<F1> 1 Includes  interest  income  and costs not  identifiable  to a  particular segment, such as certain general and administrative, certain amortization expense, interest expense, and certain operations support.




                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

8.   Operating Segments (continued)

                                                  Marine                Marine
For the six months ended              Aircraft    Vessel     Railcar   Container   Trailer
      June 30, 1998                    Leasing    Leasing    Leasing    Leasing    Leasing    All Other<F1>1   Total
-----------------------------------

REVENUES
  Lease revenue                       $   4,446  $   3,952  $    1,261  $     767  $   1,337   $      --  $  11,763
  Interest income and other                  23         64          --          1         --         172        260
  Gain on disposition of equipment           --         --          --        368        126          --        494
    Total revenues                        4,469      4,016       1,261      1,136      1,463         172     12,517

COSTS AND EXPENSES
  Operations support                         40      2,877         214          6        321          10      3,468
  Depreciation and amortization           3,414        813         348        463        411          72      5,521
  Interest expense                           --         --          --         --         --       1,045      1,045
  Management fees to affiliate              163        198          87         37         89          --        574
  General and administrative expenses        33         32          21         --        299         380        765
  Provision for (recovery of) bad debts      --         --          (3)        31          4          --         32
    Total costs and expenses              3,650      3,920         667        537      1,124       1,507     11,405
Equity in net income of USPEs               158        147          --         --         --          --        305
Net income (loss)                     $     977  $     243  $      594  $     599  $     339   $  (1,335) $   1,417
                                     ===============================================================================

Total assets as of June 30, 1998      $  26,996  $  25,010  $    4,425  $   4,655  $   4,458   $   4,302  $  69,846
                                     ===============================================================================

<F1> 1 Includes  interest  income  and costs not  identifiable  to a  particular segment such as certain general and administrative, certain amortization expense, interest expense, and certain operations support.


9. Debt

The Partnership made the regularly scheduled installment payments of $3.9 million and quarterly interest payments to the lender of the note payable during the six months ended June 30, 1999 at a rate of LIBOR plus 1.2% per annum (6.2% at June 30, 1999 and 6.6% at December 31, 1998). The Partnership also paid the lender of the senior note an additional $0.3 million from equipment sales proceeds, as required by the loan agreement.

10. Net Income Per Weighted-Average Partnership Unit

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 1999, was 9,073,779 and 9,076,014, respectively. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 1998, was 9,081,932 and 9,083,175, respectively.

11. Contingencies

PLM International (the Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds). The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as





                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

11. Contingencies (continued)

follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action automatically nullified the state court's ex parte certification of the class. In September 1997, the court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the court granted defendants motion in December 1997.

Following various unsuccessful requests that the court reverse, or otherwise certify for appeal, its order denying plaintiffs' motion to remand the case to state court and dismissing the California plaintiff's claims, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for a writ of mandamus seeking to reverse the court's order. The Eleventh Circuit denied plaintiffs' petition in November 1997, and further denied plaintiffs subsequent motion in the Eleventh Circuit for a rehearing on this issue. Plaintiffs also appealed the court's order granting defendants' motion to compel arbitration, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

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

                                                      -


                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

11.  Contingencies  (continued)

Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding related to the settlement of those actions (the monetary settlement), following which the parties agreed to an additional equitable settlement (the equitable settlement). The terms of the monetary settlement and the equitable settlement are contained in a Stipulation of Settlement that was filed with the court on February 12, 1999. On June 14, 1999, the parties amended the stipulation and revised certain exhibits, and requested that the court set a preliminary approval hearing on the monetary settlement and equitable settlement.

The monetary settlement provides for stipulating to a class for settlement purposes, and a settlement and release of all claims against defendants and third party brokers in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. The equitable settlement provides, among other things: (a) for the extension of the operating lives of Funds V, VI, and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, be permitted to reinvest cash flow, surplus partnership funds, or retained proceeds in additional equipment into the year 2004, and will liquidate the Funds' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease negotiation fees) up to 20% in excess of the compensatory limitations set forth in the North American Securities Administrators Association, Inc. Statement of Policy by judicial amendment to the partnership agreements for Funds V, VI, and VII; (c) for a one-time repurchase of up to 10% of the outstanding units of Funds V, VI, and VII by the respective partnership at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees until such time as certain performance thresholds have, if ever, been met by the Funds. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event, if ever, that distributions paid to investors in Funds V, VI, and VII during the extension period reach a certain internal rate of return. Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the monetary and equitable settlements.

The preliminary approval hearing was set for and occurred on June 25, 1999. On June 29, 1999, the court entered orders, among other things, granting preliminary approval of the monetary and equitable settlements, conditionally certifying the monetary and equitable settlement classes, providing for a final fairness hearing on November 16, 1999, approving the form and content of the notices to be sent to the monetary class and the equitable class, and staying all claims, counterclaims, and crossclaims by the monetary and equitable classes against defendants pending the court's consideration of the fairness of the monetary and equitable settlements at the final fairness hearing. The monetary settlement class (the monetary class) consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and June 29, 1999. The equitable settlement class (the equitable class) consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest. On June 29, 1999 the court also entered an order preliminarily approving as to form and substance the form of solicitation statement that is to be distributed to limited partners of Funds V, VI, and VII in connection with the equitable settlement, following clearance by and with such changes necessary to comply with the comments, if any, of the Securities and Exchange Commission (SEC) in its review and clearance procedures. The monetary and equitable class notices will be sent to the monetary and equitable classes, respectively, following clearance by the SEC of the solicitation statement.

                                                      -


                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

11. Contingencies (continued)

The monetary settlement remains subject to certain conditions, including but not limited to notice to the monetary class for purposes of the monetary settlement and final approval of the monetary settlement by the court following a final fairness hearing. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) notice to the equitable class, (b) review and clearance by the SEC, and dissemination to the members of the equitable class, of solicitation statements regarding the proposed extensions,
(c) disapproval by less than 50% of the limited partners in Funds V, VI, and VII of the proposed amendments to the limited partnership agreements, (d) judicial approval of the proposed amendments to the limited partnership agreements, and
(e) final approval of the equitable settlement by the court following a final fairness hearing. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.













                      (This space intentionally left blank)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V's (the Partnership's) Operating Results for the Three Months Ended June 30, 1999 and 1998

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                   For the Three Months
                                      Ended June 30,
                                     1999               1998
                               -------------------------------
Aircraft                          $  2,035          $  2,200
Marine vessels                         930             1,077
Railcars                               489               461
Trailers                               417               501
Marine containers                      187               235


Aircraft: Aircraft lease revenues and direct expenses were $2.1 million and $17,000, respectively, for the three months ended June 30, 1999, compared to $2.2 million and $19,000, respectively, during the same period of 1998. The decrease in aircraft contribution was due to the release of two aircraft at a lower lease rate than had been in place during 1998.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.9 million and $1.0 million, respectively, for the three months ended June 30, 1999, compared to $2.8 million and $1.7 million, respectively, during the same period of 1998. The decrease in marine vessel lease revenues was due to one of the marine vessels earning $0.8 million less during the second quarter 1999 due to lower lease rates while on lease when compared to the lease rates in place during the same period of 1998. Direct expenses associated with the same marine vessel decreased due to lower operating costs and repairs when compared to the same period of 1998.

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the three months ended June 30, 1999, compared to $0.6 million and $0.2 million, respectively, during the same period of 1998. The increase in railcar contribution was due to a $0.1 million decrease in repairs and maintenance due to fewer required repairs to certain railcars during the second quarter of 1999 when compared to the same period of 1998. The decrease in direct expenses was offset in part, by a decrease in lease revenues of $24,000 during the second quarter of 1999 when compared to the same period of 1998 due to certain railcars being off-lease during the three months ended June 30, 1999 that were on-lease during the same period of 1998.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended June 30, 1999, compared to $0.7 million and $0.2 million, respectively, during the same period of 1998. During the second quarter of 1999, certain over-the-road dry trailers were in the process of transitioning to a new PLM-affiliated short-term rental facility specializing in this type of trailer causing lease revenues for this group of trailers to decrease $0.1 million during the three months ended June 30, 1999 when compared to the same period of 1998.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $1,000, respectively, for the three months ended June 30, 1999, compared to $0.2 million and $3,000, respectively, during the same period of 1998. The number of marine containers owned by the Partnership has been declining due to sales and dispositions during 1999 and 1998. The result of this declining fleet has been a decrease in marine container contribution.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.3 million for the quarter ended June 30, 1999 decreased from $4.1 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.6 million decrease in depreciation and amortization expenses from 1998 levels was caused primarily by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii) A $0.2 million decrease in interest expense was due to a lower average outstanding debt balance when compared to the same period of 1998.

(C) Interest and Other Income

Interest and other decreased $45,000 during the three months ended June 30, 1999 when compared to the same period of 1998 due primarily to lower cash balances available for investment.

(D) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the second quarter of 1999 totaled $45,000, which resulted from the sale of marine containers and trailers with an aggregate net book value of $0.1 million, for proceeds of $0.2 million. Net gain on disposition of equipment for the second quarter of 1998 totaled $0.4 million, which resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.7 million, for proceeds of $1.1 million.

(E)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                           For the Three Months
                                                                              Ended June 30,
                                                                          1999               1998
                                                                      -------------------------------
Aircraft, rotable components, and aircraft engines                      $     99          $     93
Marine vessels                                                              (204)              176
    Equity in net income of USPEs                                       $   (105)         $    269
                                                                      ================================

Aircraft, rotable components, and aircraft engines: As of June 30, 1999 the Partnership had an interest in an entity owning two commercial aircraft on a direct finance lease. As of June 30, 1998, the Partnership had an interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, and an interest in an entity owning two commercial aircraft on a direct finance lease. During the three months ended June 30, 1999, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $9,000. During the same period of 1998, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. Lease revenues decreased $0.2 million and depreciation expense, direct expenses, and administrative expenses decreased $0.2 million due to the sale of the Partnership's investment in two trusts that owned a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables.

Marine vessels: As of June 30, 1999 and 1998, the Partnership owned an interest in three entities owning a total of three marine vessels. During the second quarter of 1999, lease revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.4 million. During the same period of 1998, lease revenues of $1.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.5 million. The decrease in lease revenues of $0.5 million was due to lower lease rates earned on two marine vessels. The decrease in depreciation expense, direct expenses, and administrative expenses was primarily due to the decrease of $0.1 million in depreciation expense due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(F) Net Income

As a result of the foregoing, the Partnership's net income for the three months ended June 30, 1999 was $0.8 million, compared to net income of $1.1 million during the same period in 1998. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 1999 is not necessarily indicative of future periods. In the second quarter of 1999, the Partnership distributed $2.1 million to the limited partners, or $0.23 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1999 and 1998

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                  For the Six Months
                                     Ended June 30,
                                  1999               1998
                                  -------------------------------
Aircraft                          $  4,212          $  4,406
Marine vessels                       1,280             1,075
Railcars                               973             1,047
Trailers                               877             1,016
Marine containers                      445               761


Aircraft: Aircraft lease revenues and direct expenses were $4.2 million and $32,000, respectively, for the six months ended June 30, 1999, compared to $4.4 million and $40,000, respectively, during the same period of 1998. The decrease in aircraft contribution was due to the release of two aircraft at a lower lease rate than had been in place during 1998.

Marine vessels: Marine vessel lease revenues and direct expenses were $3.0 million and $1.8 million, respectively, for the six months ended June 30, 1999, compared to $4.0 million and $2.9 million, respectively, during the same period of 1998. The decrease in marine vessel lease revenues was primarily due to one of the marine vessels earning $1.4 million less during the six months ended June 30, 1999 due to earning a lower lease rate when compared to the lease rate that was in place during the same period of 1998 and the required dry-docking of this marine vessel for a six week period. During the dry docking, this marine vessel did not earn any lease revenues. The decrease in lease revenues caused by the dry-docking and lower lease rates was partially offset by an increase in marine vessel lease revenues of $0.6 million caused by the purchase of an additional marine vessel during March of 1998 that was on lease the entire six months of 1999 when compared to the same period of 1998. Direct expenses also decreased $1.1 million due to not having any operating costs and repairs while in dry-docking.

Railcars: Railcar lease revenues and direct expenses were $1.2 million and $0.2 million, respectively, for the six months ended June 30, 1999, compared to $1.3 million and $0.2 million, respectively, during the same period of 1998. The decrease in railcar contribution of was due to lower lease revenues of $0.1 million due to certain railcars being off-lease during the six months ended June 30, 1999 that were on-lease during 1998 and additional repairs of $21,000 to certain railcars that were not needed during the same period of 1998.

Trailers: Trailer lease revenues and direct expenses were $1.3 million and $0.4 million, respectively, for the six months ended June 30, 1999, compared to $1.3 million and $0.3 million, respectively, during the same period of 1998. During the six months ended June 30, 1999, certain over-the-road dry trailers were in the process of transitioning to a new PLM-affiliated short-term rental facility specializing in this type of trailer causing lease revenues for this group of trailers to decrease $0.1 million when compared to the same period of 1998. Trailer repairs and maintenance increased $0.1 million primarily due to required repairs during 1999 that were not needed during the same period of 1998.

Marine containers: Marine container lease revenues and direct expenses were $0.4 million and $2,000, respectively, for the six months ended June 30, 1999, compared to $0.8 million and $6,000, respectively, during the same period of 1998. The decrease in lease revenues was caused by a decrease in demand of certain available marine containers which has lead to declining lease rates. In addition, the number of marine containers owned by the Partnership has been declining due to sales and dispositions during 1999 and 1998. The result of this declining fleet has also been a decrease in marine container contribution.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $6.5 million for the six months ended June 30, 1999 decreased from $7.9 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $1.0 million decrease in depreciation and amortization expenses from 1998 levels was caused primarily by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii) A $0.4 million decrease in interest expense was due to a lower average outstanding debt balance when compared to the same period of 1998.

     (iii) A $0.1 million decrease in management fees to affiliate was due to lower lease revenues.

(C)  Interest and Other Income

Interest and other income decreased $0.2 million during the six months ended June 30, 1999 when compared to the same period of 1998 due primarily to lower cash balances available for investment.

(D) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the six months ended June 30, 1999 totaled $0.1 million, which resulted from the sale of marine containers and trailers with an aggregate net book value of $0.3 million, for proceeds of $0.4 million. Net gain on disposition of equipment for the same period of 1998 totaled $0.5 million, which resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $1.0 million, for proceeds of $1.5 million.

(E) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          1999               1998
                                                                      -------------------------------
Aircraft, rotable components, and aircraft engines                      $  1,670          $    158
Marine vessels                                                              (268)              147
    Equity in net income of USPEs                                       $  1,402          $    305
                                                                      =================================

Aircraft, rotable components, and aircraft engines: As of June 30, 1999 the Partnership had an interest in an entity owning two commercial aircraft on a direct finance lease. As of June 30, 1998, the Partnership had an interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, and an interest in an entity owning two commercial aircraft on a direct finance lease. During the six months ended June 30, 1999, lease revenues of $0.2 million and the gain from the sale of the Partnership's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. During the same period of 1998, lease revenues of $0.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. Lease revenues decreased $0.4 million and depreciation expense, direct expenses, and administrative expenses decreased $0.3 million due to the sale of the Partnership's investment in two trusts that owned a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables.

Marine vessels: As of June 30, 1999 and 1998, the Partnership owned an interest in three entities owning a total of three marine vessels. During the six months ended June 30, 1999, lease revenues of $2.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.1 million. During the same period of 1998, lease revenues of $3.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.1 million. The decrease in lease revenues of $0.5 million was due to lower lease rates earned on two marine vessels. Depreciation expense, direct expenses, and administrative expenses remained relatively the same however, a $0.2 million decrease in depreciation expense from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, was offset by a $0.2 million increase to marine operating expenses during 1999 when compared to the same period of 1998.

(F) Net Income

As a result of the foregoing, the Partnership's net income for the six months ended June 30, 1999 was $2.9 million, compared to net income of $1.4 million during the same period in 1998. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 1999 is not necessarily indicative of future periods. In the six months ended June 30, 1999, the Partnership distributed $3.6 million to the limited partners, or $0.40 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 1999, the Partnership generated $6.0 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for the six months ended June 30, 1999 of $3.8 million) to the partners.

During the six months ended June 30, 1999, the Partnership sold owned equipment and received aggregate proceeds of $0.4 million. The Partnership also received liquidating proceeds of $3.6 million from the sale of its interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables.

The Partnership was required to install a hush-kit to one of its Boeing 737-200 commercial aircraft per the Partnership's lease agreement. The Partnership purchased the hush-kit for $1.2 million and paid acquisition and lease negotiation fees of $0.1 million to PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc., for this equipment.

Lessee deposits and reserve for repairs decreased $0.2 million during the six months ended June 30, 1999 when compared to December 31, 1998. Lessee prepaid deposits decreased $0.1 million and marine vessel dry-docking decreased $0.3 million due to the dry-docking on one of the Partnership's marine vessels while reserves for aircraft engine repair increased $0.2 million due to additional lessee deposits.

The Partnership is scheduled to make quarterly principal installment payments of $2.0 million to the lender through the year 2001 and, under some instances, a percentage of equipment sale proceeds. When the Partnership pays the lender proceeds from equipment sales, the quarterly installments of $2.0 million is reduced pro rata to reflect any payments made from the proceeds of equipment sales. During the six months ended June 30, 1999, the Partnership made the regularly scheduled installment payment of $3.9 million to the lender of the note payable and an additional $0.3 million from the proceeds of equipment sales. As a result of the additional payment from equipment sales, future scheduled quarterly principal installment payments have been reduced to $1.9 million.

(III) EFFECTS OF YEAR 2000

It is possible that the General Partner's currently installed computer systems, software products, and other business systems, or those of the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption, a possibility commonly known as the "Year 2000" or "Y2K" problem. As the Partnership relies substantially on the General Partner's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of June 30, 1999, the General Partner has completed inventory, assessment, remediation and testing stages of its Year 2000 review of its core business information systems. Specifically, the General Partner (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems will be fully tested September by 30, 1999 and are expected to be compliant.

As of June 30, 1999, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material and does not anticipate any additional Year 2000-compliant expenditures.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership or General Partner to control, including the extent to which third parties can address the Year 2000 problem. The General Partner is communicating with vendors, services providers, and customers in order to assess the Year 2000 readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. As part of this process, vendors and service providers were ranked in terms of the relative importance of the service or product provided. All service providers and vendors who were identified as medium to high relative importance were surveyed to determine Year 2000 status. The General Partner has received satisfactory responses to Year 2000 readiness inquiries from surveyed service providers and vendors.

It is possible that certain of the Partnership's equipment lease portfolio may not be Year 2000 compliant. The General Partner has contacted equipment manufacturers of the portion of the Partnership's leased equipment portfolio identified as date sensitive to assure Year 2000 compliance or to develop remediation strategies. The Partnership does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements. The General Partner has surveyed the majority of its lessees and the majority of those surveyed have responded satisfactorily to Year 2000 readiness inquiries.

There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations of the Partnership. The General Partner has made and will continue an ongoing effort to recognize and evaluate potential exposure relating to third party Year 2000 noncompliance. The General Partner will implement a contingency plan if the General Partner determines that third-party noncompliance would have a material adverse effect on the Partnership's business, financial position, or results of operation.

The General Partner is currently developing a contingency plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The General Partner is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The General Partner anticipates that these plans will be completed by September 30, 1999.

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

FASB Statement No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of June 30, 1999, the General Partner is reviewing the effect SFAS No. 133 will have on the Partnership's financial statements.

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

Other factors affecting the Partnership's contribution in 1999 and beyond include:

1. The decrease in demand for available marine containers has lead to declining lease rates. Some of the Partnership's refrigerated marine containers currently have become delaminated. This condition lowers the demand for these marine containers which has lead to declining lease rates.

2. Depressed economic conditions in Asia have led to declining freight rates through the early part of 1999 for drybulk vessels. The market has stabilized and is expected to improve over the next 2-3 years due to the absence of new drybulk orders.

3. Railcar loading in North America have continued to be high, however a softening in the market is expected in the second half of 1999, which may lead to lower utilization and lower contribution to the Partnership.

4. The Partnershi's over-the-road dry trailers are currently in transition to new PLM-affiliated short-term rental facilities specializing in this type of trailer. The movement of these trailers to a new location will cause a temporary reduction in lease revenues.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal and interest on debt, repurchase limited partnership units, and pay cash distributions to the partners.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposures are that of interest rate and currency risk. The Partnership's note payable is a variable rate debt. The Partnership estimates a one percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.1 million for the remaining six months of 1999, $0.1 million in 2000, and $38,000 in 2001. The Partnership estimates a two percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.2 million for the remaining nine months of 1999, $0.2 million in 2000, and $0.1 million in 2001.

During the six months ended June 30, 1999, 76% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

















                      (this space intentionally left blank)

                                                      -



                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  None.

           (b)    Reports on Form 8-K

                  None.

















                      (this space intentionally left blank)









                                                      -

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



                                            PLM EQUIPMENT GROWTH FUND V

                                            By:    PLM Financial Services, Inc.
                                                   General Partner



Date:  August 4, 1999                       By:      /s/ Richard K Brock
                                                     Richard K Brock
                                                     Vice President and
                                                     Corporate Controller