Form 10-Q
period 1999-09-30
PLM EQUIPMENT GROWTH FUND V
filed 1999-11-03
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 0-19203
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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                              September 30,        December 31,
                                                                                1999                  1998
                                                                             ----------------------------------
  ASSETS

  Equipment held for operating lease, at cost                                $  108,878           $  109,515
  Less accumulated depreciation                                                 (73,917)             (68,711)
                                                                             -----------------------------------
    Net equipment                                                                34,961               40,804

  Cash and cash equivalents                                                       1,786                1,774
  Restricted cash                                                                   217                  108
  Accounts receivable, net of allowance for doubtful
      accounts of $104 in 1999 and $77 in 1998                                    2,477                3,188
  Investments in unconsolidated special-purpose entities                         11,803               15,144
  Deferred charges, net of accumulated amortization of
      $1,114 in 1999 and $1,038 in 1998                                             126                  277
  Prepaid expenses and other assets                                                   7                   81
                                                                             -----------------------------------

        Total assets                                                         $   51,377           $   61,376
                                                                             ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Accounts payable and accrued expenses                                      $      455           $      593
  Due to affiliates                                                                 350                  339
  Lessee deposits and reserve for repairs                                         2,408                2,450
  Note payable                                                                   17,420               23,588
                                                                             -----------------------------------
      Total liabilities                                                          20,633               26,970
                                                                             -----------------------------------

  Partners' capital:

  Limited partners (9,067,911 limited partnership units as of
      September 30, 1999 and 9,081,028 as of December 31, 1998)                  30,744               34,406
  General Partner                                                                    --                   --
                                                                             -----------------------------------
      Total partners' capital                                                    30,744               34,406
                                                                             -----------------------------------

        Total liabilities and partners' capital                              $   51,377           $   61,376
                                                                             ===================================












                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                         1999         1998               1999           1998
                                                    --------------------------------------------------------------
  REVENUES

  Lease revenue                                     $   5,102      $   5,464          $ 15,297       $  17,227
  Interest and other income                                39             50               138             311
  Net gain on disposition of equipment                     67            162               173             655
                                                    --------------------------------------------------------------
      Total revenues                                $   5,208      $   5,676          $ 15,608       $  18,193
                                                    --------------------------------------------------------------

  Expenses

  Depreciation and amortization                         2,320          2,856             6,879           8,376
  Repairs and maintenance                                 399            564             1,280           1,339
  Equipment operating expenses                            916            489             2,255           3,160
  Insurance expense to affiliate                           --              7                --             (49)
  Other insurance expense                                 269             93               483             171
  Management fees to affiliate                            267            274               773             848
  Interest expense                                        311            480               992           1,526
  General and administrative expenses
        to affiliates                                     204            213               658             684
  Other general and administrative expenses               163            135               453             429
  Provision for bad debts                                  23             14                47              46
                                                    --------------------------------------------------------------
      Total expenses                                   4,872           5,125            13,820          16,530
                                                    --------------------------------------------------------------

  Equity in net income (loss) of unconsolidated
        special-purpose entities                         (536)            98               866             403
                                                    --------------------------------------------------------------

  Net income (loss)                                 $    (200)     $     649          $  2,654       $   2,066
                                                    ==============================================================

  Partners' share of net income (loss):

  Limited partners                                  $    (319)     $     458          $  2,295       $   1,492
  General Partner                                         119            191               359             574
                                                    --------------------------------------------------------------

  Total                                             $    (200)     $     649          $  2,654       $   2,066
                                                    ==============================================================

  Net income (loss) per weighted-average
        limited partnership unit                    $   (0.04)     $    0.05          $   0.25       $    0.16
                                                    ==============================================================

  Cash distribution                                 $   2,386      $   3,824          $  6,231       $  11,474
                                                    ==============================================================

  Cash distribution per weighted-average
        limited partnership unit                    $    0.25      $    0.40          $   0.65       $    1.20
                                                    ==============================================================








                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1997 to September 30, 1999
                            (in thousands of dollars)



                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1997              $   44,086            $    --             $   44,086

  Net income                                                    1,796                574                  2,370

  Purchase of limited partnership units                           (42)                --                    (42)

  Cash distribution                                           (11,434)               (574)               (12,008)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998                  34,406                 --                 34,406

  Net income                                                    2,295                359                  2,654

  Purchase of limited partnership units                           (85)                --                    (85)

  Cash distribution                                            (5,872)              (359)                (6,231)
                                                           -------------------------------------------------------

    Partners' capital as of September 30, 1999             $   30,744            $    --             $   30,744
                                                           =======================================================





























                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                               For the Nine Months
                               Ended September 30,

                                                                                   1999          1998
                                                                               ----------------------------
  OPERATING ACTIVITIES

 Net income                                                                     $   2,654     $   2,066
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                    6,879         8,376
   Net gain on disposition of equipment                                              (173)         (655)
   Equity in net income from unconsolidated
       special-purpose entities                                                      (866)         (403)
   Changes in operating assets and liabilities, net:
     Restricted cash                                                                 (109)            3
     Accounts receivable, net                                                         732           779
     Prepaid expenses and other assets                                                 74           104
     Accounts payable and accrued expenses                                           (138)       (1,252)
     Due to affiliates                                                                 11          (144)
     Lessee deposits and reserve for repairs                                          (42)          160
                                                                                --------------------------
        Net cash provided by operating activities                                    9,022        9,034
                                                                                ---------------------------

 Investing activities

 Payments for purchase of equipment and capitalized improvements                   (1,255)      (8,285)
 Payments of acquisition fees to affiliate                                            (56)        (414)
 Payments of lease negotiation fees to affiliate                                      (13)         (92)
 Distribution from liquidation of unconsolidated special-purpose entity             3,548         3,724
 Distributions from unconsolidated special-purpose entities                           659         3,899
 Proceeds from disposition of equipment                                               591         1,865
                                                                                ---------------------------
       Net cash provided by investing activities                                    3,474           697
                                                                                ---------------------------

 Financing activities

 Payments of note payable                                                          (6,168)       (6,447)
 Proceeds from short-term note payable                                                 --         1,600
 Payments of short-term note payable                                                   --        (1,600)
 Proceeds from short-term note payable to affiliate                                 1,400            --
 Payment of short-term note payable to affiliate                                   (1,400)           --
 Cash received from affiliates                                                         --           198
 Cash distribution paid to limited partners                                        (5,872)      (10,900)
 Cash distribution paid to General Partner                                           (359)         (574)
 Purchase of limited partnership units                                                (85)          (42)
                                                                                ---------------------------
       Net cash used in financing activities                                      (12,484)      (17,765)
                                                                                --------------------------

 Net increase (decrease) in cash and cash equivalents                                  12        (8,034)
 Cash and cash equivalents at beginning of period                                   1,774         9,884
                                                                                ---------------------------
 Cash and cash equivalents at end of period                                     $   1,786     $   1,850
                                                                                ===========================

 Supplemental information
 Interest paid                                                                  $   1,047     $   1,595
                                                                                ===========================


                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund V (the Partnership) as of September 30, 1999 and December 31, 1998, the statements of operations for the three and nine months ended September 30, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to September 30, 1999, and the statements of cash flows for the nine months ended September 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2.   Schedule of Partnership Phases

Beginning in the Partnership's seventh year of operations, which commenced on January 1, 1999, the General Partner stopped reinvesting excess cash. Surplus cash, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations which begins January 1, 2001, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The Partnership will be terminated by December 31, 2010, unless terminated earlier upon the sale of all equipment or by certain other events.

3.   Purchase of Limited Partnership Units

In 1998, the Partnership agreed to purchase approximately 18,100 limited partnership units in 1999 for an aggregate purchase price of up to $0.1 million. During the nine months ended September 30, 1999, the Partnership had purchased 13,117 limited partnership units for $0.1 million. The General Partner may purchase additional units in the future.

4.   Cash Distributions

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended September 30, 1999 and 1998, cash distributions totaled $2.4 million and $3.8 million, respectively. For the nine months ended September 30, 1999 and 1998, cash distributions totaled $6.2 million and $11.5 million, respectively. Cash distributions to the limited partners of $3.6 million and $9.4 million for the nine months ended September 30, 1999 and 1998, respectively, were deemed to be a return of capital.

Cash distributions related to the results from the third quarter of 1999 of $1.7 million, will be paid during the third quarter of 1999.

5.   Transactions with General Partner and Affiliates

The balance due to affiliates as of September 30, 1999 included $0.2 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 included $0.2 million due to FSI and its affiliates for management fees and $0.1 million due to an affiliated USPE.

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of September 30, 1999 and December 31, 1998.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

5.   Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       1999           1998               1999           1998
                                                    --------------------------------------------------------------

  Management fees                                   $      57             90          $    197             276
  Data processing and administrative
     expenses                                              14      $      20                52        $     69
  Insurance expense                                        --              5                --              11


The Partnership paid FSI $0.1 million and $0.5 million for equipment acquisition and lease negotiation fees during the nine months ended September 30, 1999 and 1998, respectively.

6.   Equipment

The components of owned equipment were as follows (in thousands of dollars):

                                                September 30,       December 31,
                                                   1999                1998
                                               ---------------------------------

  Aircraft                                     $   52,402          $   51,090
  Marine vessels                                   25,890              25,890
  Railcars                                         11,348              11,383
  Marine containers                                 9,991              11,842
  Trailers                                          9,247               9,310
                                               -----------         -----------
                                                  108,878             109,515
  Less accumulated depreciation                   (73,917)            (68,711)
                                               -----------         -----------
      Net equipment                            $   34,961          $   40,804
                                               ============         ===========

As of September 30, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities except for 8 railcars with a net book value of $0.1 million. As of December 31, 1998, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities except for 10 railcars with a net book value of $0.1 million.

During the nine months ended September 30, 1999, the Partnership disposed of marine containers, railcars, and trailers with an aggregate net book value of $0.4 million, for $0.6 million. During the nine months ended September 30, 1998, the Partnership disposed of marine containers, railcars, and trailers with an aggregate net book value of $1.2 million, for $1.9 million.

During the nine months ended September 30, 1999, the Partnership purchased a hush-kit for one of the Partnership's Boeing 737-200 commercial aircraft for $1.3 million, including acquisition fees of $0.1 million paid to FSI for the purchase of this equipment. The Partnership was required to install the hush-kit per the Partnership's lease agreement.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

7.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                                  September 30         December 31,
                                                                                       1999                1998
                                                                                 ----------------------------------
       48% interest in an entity owning a product tanker                         $     6,104         $     6,890
       25% interest in a trust owning two DC-9 Stage III commercial
                 aircraft on direct finance lease                                      2,490               2,771
       50% interest in an entity owning a bulk carrier                                 1,835               1,872
       50% interest in an entity owning a product tanker                               1,374               1,552
       17% interest in two trusts that owned three commercial aircraft,
                 two aircraft engines, and a portfolio of aircraft rotables               --               2,059
     ----------------------------------------------------------------------------------------        ------------
         Net investments                                                         $    11,803         $    15,144
                                                                                 ============        ============

As of September 30, 1999 and December 31, 1998, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

During the nine months ended September 30, 1999, the General Partner sold the Partnership's 17% interest in two trusts that owned a total of three Boeing 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The Partnership's interest in these trusts were sold for proceeds of $3.5 million for its net investment of $2.0 million.

In September 1999, the General Partner amended the corporate-by-laws of all the Partnership's and any affiliated program's investments in USPE's that own an interest greater than 50%. The amendment to the by-laws provides that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership.

8.   Operating Segments

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.







                      (This space intentionally left blank)

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

8.   Operating Segments (continued)

The following tables present a summary of the operating segments for the three and nine months ended September 30, 1999 and 1998 (in thousands of dollars):

                                                      Marine               Marine
     For the Three Months Ended            Aircraft   Vessel    Railcar   Container  Trailer   All
           September 30, 1999              Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>1  Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,094  $  1,570   $    613  $    130   $    695  $     --   $  5,102
       Interest income and other                  7         4         --         8         --        20         39
       Gain on disposition of equipment          --        --         18        49         --        --         67
                                           ------------------------------------------------------------------------
         Total revenues                       2,101     1,574        631       187        695        20      5,208

     COSTS AND EXPENSES
       Operations support                        17     1,205        100         1        247        14      1,584
       Depreciation and amortization          1,339       466        153       154        167        41      2,320
       Interest expense                          --        --         --        --         --       311        311
       Management fees to affiliate              96        79         44         7         41        --        267
       General and administrative expenses       12        10         11        --        146       188        367
       Provision for bad debts                   --        --         19        --          4        --         23
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,464     1,760        327       162        605       554      4,872
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs        94      (630)        --        --         --        --       (536)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    731  $   (816)  $    304  $     25   $     90  $   (534)  $   (200)
                                           ========================================================================

     Total assets as of September 30, 1999 $ 20,174  $ 19,380   $  3,568  $  2,157   $  3,963  $  2,135   $ 51,377
                                           ========================================================================



                                                      Marine               Marine
     For the Three Months Ended            Aircraft   Vessel    Railcar   Container  Trailer   ALl
           September 30, 1998              Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>1    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     Revenues
       Lease revenue                       $  2,227  $  1,724   $    625  $    185   $    703  $     --   $  5,464
       Interest income and other                 11         5         --         1         --        33         50
       Gain on disposition of equipment          --        --          1       157          4        --        162
                                           ------------------------------------------------------------------------
         Total revenues                       2,238     1,729        626       343        707        33      5,676

     Costs and expenses
       Operations support                        22       743        188         3        181        16      1,153
       Depreciation and amortization          1,701       540        174       203        200        38      2,856
       Interest expense                          --        --         --        --         --       480        480
       Management fees to affiliate              81        86         53         9         45        --        274
       General and administrative expenses       21        --          7        13        134       173        348
       Provision for bad debts                   --        --          8        --          6        --         14
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,825     1,369        430       228        566       707      5,125
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       123       (25)        --        --         --        --         98
                                           -----------------------------------------------------------------------
     Net income (loss)                     $    536  $    335   $    196  $    115   $    141  $   (674)  $    649
                                           ========================================================================

     Total assets as of September 30, 1998 $ 25,322  $ 22,416   $  4,251  $  3,843   $  4,331  $  2,935   $ 63,098
                                           ========================================================================






<F1> 1 Includes  interest  income  and costs not  identifiable  to a  particular segment, such as certain general and administrative, certain amortization expense, interest expense, and certain operations support.


                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

8.   Operating Segments (continued)

                                                      Marine               Marine
     For the Nine Months Ended             Aircraft   Vessel    Railcar   Container  Trailer   All
           September 30, 1999              Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>1   Total
    ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  6,338  $  4,611   $  1,821  $    577   $  1,950  $     --   $ 15,297
       Interest income and other                 23         6         --        13         --        96        138
       Gain (loss) on disposition of             --        --         18       173        (18)       --        173
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       6,361     4,617      1,839       763      1,932        96     15,608

     COSTS AND EXPENSES
       Operations support                        49     2,966        335         3        625        40      4,018
       Depreciation and amortization          3,928     1,398        461       474        500       118      6,879
       Interest expense                          --        --         --        --         --       992        992
       Management fees to affiliate             271       231        120        29        122        --        773
       General and administrative expenses       25        30         33        --        446       577      1,111
       Provision for (recovery of) bad           --        --         35        (4)        16        --         47
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             4,273     4,625        984       502      1,709     1,727     13,820
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,764      (898)        --        --         --        --        866
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  3,852  $   (906)  $    855  $    261   $    223  $ (1,631)  $  2,654
                                           ========================================================================

     Total assets as of September 30, 1999 $ 20,174  $ 19,380   $  3,568  $  2,157   $  3,963  $  2,135   $ 51,377
                                           ========================================================================


                                                      Marine               Marine
     For the Nine Months Ended             Aircraft   Vessel    Railcar   Container  Trailer   All
           September 30, 1998              Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>1   Total
    ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     Revenues
       Lease revenue                       $  6,673  $  5,677   $  1,886  $    951   $  2,040  $     --   $ 17,227
       Interest income and other                 34        70         --         2         --       205        311
       Gain on disposition of equipment          --        --          1       525        129        --        655
                                           ------------------------------------------------------------------------
         Total revenues                       6,707     5,747      1,887     1,478      2,169       205     18,193

     Costs and expenses
       Operations support                        62     3,621        402         9        502        25      4,621
       Depreciation and amortization          5,115     1,354        522       666        611       108      8,376
       Interest expense                          --        --         --        --         --     1,526      1,526
       Management fees to affiliate             242       284        142        46        134        --        848
       General and administrative expenses       54        45         31        --        432       551      1,113
       Provision for bad debts                   --        --          5        31         10        --         46
                                           ------------------------------------------------------------------------
         Total costs and expenses             5,473     5,304      1,102       752      1,689     2,210     16,530
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs              281       122         --        --         --        --        403
                                           ---------------------------------------------------------------------
     Net income (loss)                     $  1,515  $    565   $    785  $    726   $    480  $ (2,005 ) $  2,066
                                           ========================================================================

     Total assets as of September 30, 1998 $ 25,322  $ 22,416   $  4,251  $  3,843   $  4,331  $  2,935   $ 63,098
                                           ========================================================================



<F1>1  Includes  interest  income  and costs not  identifiable  to a  particular segment such as certain general and administrative, certain amortization expense, interest expense, and certain operations support.

9.   Debt

The Partnership made the regularly scheduled installment payments of $5.8 million and quarterly interest payments to the lender of the note payable during the nine months ended September 30, 1999 at a rate of LIBOR plus 1.2% per annum (6.6% at September 30, 1999 and December 31, 1998). The Partnership also paid the lender of the senior note an additional $0.3 million from equipment sales proceeds, as required by the loan agreement.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

10.  Net Income Per Weighted-Average Partnership Unit

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1999, was 9,067,911 and 9,073,283, respectively. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1998, was 9,081,028 and 9,081,849, respectively.

11.  Contingencies

PLM International Inc., (The Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction, and the court denied plaintiffs' motion to remand, which denial was upheld on appeal. In December 1997, the court granted defendants motion to compel arbitration of the named plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership. Plaintiffs appealed this decision, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Funds. The complaint (as amended in August 1997) alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and constructive fraud. The plaintiff asserts a claim for treble damages and violations of the California Securities Law of 1968.

In July 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.


                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

11.   Contingencies (continued)

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding related to the settlement of those actions (the monetary settlement), following which the parties agreed to an additional equitable settlement (the equitable settlement). The terms of the monetary settlement and the equitable settlement are contained in a Stipulation of Settlement that was filed with the court. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. The equitable settlement provides, among other things: (a) for the extension of the operating lives of Funds V, VI, and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, be permitted to reinvest partnership funds in additional equipment into the year 2004, and will liquidate the Funds' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease negotiation fees) up to 20% in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (c) for a one-time purchase of up to 10% of the outstanding units of Funds V, VI, and VII by the respective partnership at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees until such time as certain performance thresholds have, if ever, been met by the Funds. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event, if ever, that distributions paid to investors in Funds V, VI, and VII during the extension period reach a certain internal rate of return. Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the monetary and equitable settlements.

The court, among other things, preliminarily approved the monetary and equitable settlements in June 1999, and set a final fairness hearing for November 16, 1999. For settlement purposes, the monetary settlement class (the monetary class) consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and June 29, 1999. The equitable settlement class (the equitable class) consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

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

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V's (the Partnership's) Operating Results for the Three Months Ended September 30, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                           For the Three Months
                                            Ended September 30,
                                          1999             1998
                                       ----------------------------
  Aircraft                             $  2,077         $  2,205
  Railcars                                  513              437
  Trailers                                  448              522
  Marine vessels                            365              981
  Marine containers                         129              182

Aircraft: Aircraft lease revenues and direct expenses were $2.1 million and $17,000, respectively, for the three months ended September 30, 1999, compared to $2.2 million and $22,000, respectively, during the same period of 1998. The decrease in aircraft contribution was due to the re-lease of two aircraft at a lower lease rate than had been in place during 1998.

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the three months ended September 30, 1999 and 1998, compared to $0.6 million and $0.2 million, respectively, during the same period of 1998. The increase in railcar contribution was due to a $0.1 million decrease in repairs and maintenance due to fewer required repairs to certain railcars during the third quarter of 1999 when compared to the same period of 1998.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the three months ended September 30, 1999 and 1998. The decrease in trailer contribution was due to a $0.1 million increase in repairs and maintenance due to required repairs to certain trailers during the third quarter of 1999 when compared to the same period of 1998.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.6 million and $1.2 million, respectively, for the three months ended September 30, 1999, compared to $1.7 million and $0.7 million, respectively, during the same period of 1998. The decrease in marine vessel lease revenues was due to one of the marine vessels earning $0.2 million less during the third quarter of 1999 due to lower lease rates while on lease when compared to the lease rates in place during the same period of 1998. Direct expenses associated with the same marine vessel increased $0.4 million due to higher operating costs when compared to the same period of 1998. During the three months ended September 30, 1999, this marine vessel was operating under a voyage charter. Under a voyage charter, the owner of the marine vessel receives higher lease revenue and is responsible for the certain equipment operating costs. During the same period of 1998, this marine vessel was operating under a time charter and did not incur any equipment operating expenses because under this charter the lessee is responsible for these expenses.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $1,000, respectively, for the three months ended September 30, 1999, compared to $0.2 million and $3,000, respectively, during the same period of 1998. The number of marine containers owned by the Partnership has been declining due to sales and dispositions during 1999 and 1998. The result of this declining fleet has been a decrease in marine container contribution.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.3 million for the quarter ended September 30, 1999 decreased from $4.0 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.5 million decrease in depreciation and amortization expenses from 1998 levels was caused primarily by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii) A $0.2 million decrease in interest expense was due to a lower average outstanding debt balance in the third quarter of 1999 when compared to the same period of 1998.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the third quarter of 1999 totaled $0.1 million, which resulted from the sale of marine containers, railcars, and a trailer with an aggregate net book value of $0.1 million, for proceeds of $0.2 million. Net gain on disposition of equipment for the third quarter of 1998 totaled $0.2 million, which resulted from the sale of marine containers and a trailer, with an aggregate net book value of $0.2 million, for proceeds of $0.4 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1999             1998
                                                                         ----------------------------
  Aircraft, rotable components, and aircraft engines                     $     94              123
  Marine vessels                                                             (630)             (25)
                                                                         ----------------------------
      Equity in net income (loss) of USPEs                               $   (536)              98
                                                                         ============================

Aircraft, rotable components, and aircraft engines: As of September 30, 1999 the Partnership had an interest in an entity owning two DC-9 Stage III commercial aircraft on a direct finance lease. As of September 30, 1998, the Partnership had an interest in two trusts that owned a total of three Boeing 737-200A Stage II commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables (the Two Trusts), and an interest in an entity owning two DC-9 Stage III commercial aircraft on a direct finance lease. During the three months ended September 30, 1999, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $10,000. During the same period of 1998, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. Lease revenues decreased $0.2 million and depreciation expense, direct expenses, and administrative expenses decreased $0.2 million due to the sale of the Partnership's investment in the Two Trusts.

Marine vessels: As of September 30, 1999 and 1998, the Partnership owned an interest in three entities owning a total of three marine vessels. During the third quarter of 1999, lease revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.8 million. During the same period of 1998, lease revenues of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.6 million. The decrease in lease revenues of $0.4 million was due to lower lease rates earned on two marine vessels. The increase in depreciation expense, direct expenses, and administrative expenses was primarily due to the increase of $0.4 million in operating expenses when compared to the same period of 1998. This increase was partially offset by a decrease in depreciation expense of $0.1 million resulting from the use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease in repairs and maintenance of $0.1 million due to fewer repairs required.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership's net loss for the three months ended September 30, 1999 was $0.2 million, compared to net income of $0.6 million during the same period in 1998. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 1999 is not necessarily indicative of future periods. In the third quarter of 1999, the Partnership distributed $2.3 million to the limited partners, or $0.25 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                   For the Nine Months
                                    Ended September 30,
                                   1999             1998
                                  ----------------------------
  Aircraft                        $  6,289        $   6,611
  Marine vessels                     1,645            2,056
  Railcars                           1,486            1,484
  Trailers                           1,325            1,538
  Marine containers                    574              944

Aircraft: Aircraft lease revenues and direct expenses were $6.3 million and $49,000, respectively, for the nine months ended September 30, 1999, compared to $6.7 million and $0.1 million, respectively, during the same period of 1998. The decrease in aircraft contribution was due to the re-lease of two aircraft at a lower lease rate than had been in place during 1998.

Marine vessels: Marine vessel lease revenues and direct expenses were $4.6 million and $3.0 million, respectively, for the nine months ended September 30, 1999, compared to $5.7 million and $3.6 million, respectively, during the same period of 1998. The decrease in marine vessel lease revenues was primarily due to one of the marine vessels earning $1.6 million less during the nine months ended September 30, 1999 due to earning a lower lease rate when compared to the lease rate that was in place during the same period of 1998 and the required dry-docking of this marine vessel for a nine week period. During the dry docking, this marine vessel did not earn lease revenues of approximately $0.5 million. The decrease in lease revenues caused by the dry-docking and lower lease rates was partially offset by an increase in marine vessel lease revenues of $0.6 million caused by the purchase of an additional marine vessel during March of 1998 that was on lease the entire nine months of 1999 when compared to six full months of 1998. Direct expenses decreased $0.9 million due to not having any operating costs and repairs while in dry-docking. The decrease in direct expenses was partially offset by an increase in insurance expense of $0.4 million due to lease agreement in which the Partnership is responsible for insurance coverage when compared to the same period of 1998, the lessee was responsible for insurance coverage.

Railcars: Railcar lease revenues and direct expenses were $1.8 million and $0.3 million, respectively, for the nine months ended September 30, 1999, compared to $1.9 million and $0.4 million, respectively, during the same period of 1998. Although railcar contribution remained relatively the same, the decrease in lease revenues of $0.1 million was due to certain railcars being off-lease during the nine months ended September 30, 1999 that were on-lease during 1998 and the decrease in direct expenses of $0.1 million was due to fewer required repairs to certain railcars during 1999 that were required during the same period of 1998.

Trailers: Trailer lease revenues and direct expenses were $2.0 million and $0.6 million, respectively, for the nine months ended September 30, 1999, compared to $2.0 million and $0.5 million, respectively, during the same period of 1998. During the nine months ended September 30, 1999, certain over-the-road dry trailers were in the process of transitioning to a new PLM-affiliated short-term rental facility specializing in this type of trailer causing lease revenues for this group of trailers to decrease $0.1 million when compared to the same period of 1998. Trailer repairs and maintenance increased $0.1 million primarily due to required repairs during 1999 that were not needed during the same period of 1998.

Marine containers: Marine container lease revenues and direct expenses were $0.6 million and $3,000, respectively, for the nine months ended September 30, 1999, compared to $1.0 million and $9,000, respectively, during the same period of 1998. The decrease of approximately $0.1 million in lease revenues was caused by a worldwide increase in available marine containers which has lead to a decline in the lease rate. In addition, the number of marine containers owned by the Partnership has been declining due to sales and dispositions during 1999 and 1998. The result of this declining fleet has also resulted in a decrease of approximately $0.2 million in marine container contribution.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $9.8 million for the nine months ended September 30, 1999 decreased from $11.9 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $1.5 million decrease in depreciation and amortization expenses from 1998 levels was caused primarily by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(ii) A $0.5 million decrease in interest expense was due to a lower average outstanding debt balance when compared to the same period of 1998.

     (iii) A $0.1 million decrease in management fees to affiliate was due to lower lease revenues.

(C) Interest and Other Income

Interest and other income decreased $0.2 million during the nine months ended September 30, 1999 when compared to the same period of 1998 due primarily to lower cash balances available for investment.

(D)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the nine months ended September 30, 1999 totaled $0.2 million, which resulted from the sale of marine containers railcars, and trailers with an aggregate net book value of $0.4 million, for proceeds of $0.6 million. Net gain on disposition of equipment for the same period of 1998 totaled $0.7 million, which resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $1.2 million, for proceeds of $1.9 million.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            1999             1998
                                                                         ----------------------------
  Aircraft, rotable components, and aircraft engines                     $  1,764              281
  Marine vessels                                                             (898)             122
                                                                         ============================
      Equity in net income of USPEs                                      $    866              403
                                                                         ============================

Aircraft, rotable components, and aircraft engines: As of September 30, 1999 the Partnership had an interest in an entity owning two DC-9 Stage III commercial aircraft on a direct finance lease. As of September 30, 1998, the Partnership had an interest in two trusts that owned a total of three Boeing 737-200A Stage II commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables (the Two Trusts), and an interest in an entity owning two DC-9 Stage III commercial aircraft on a direct finance lease. During the nine months ended September 30, 1999, lease revenues of $0.3 million and the gain from the sale of the Partnership's interest in the Two Trusts of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. During the same period of 1998, lease revenues of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.6 million. Lease revenues decreased $0.6 million and depreciation expense, direct expenses, and administrative expenses decreased $0.5 million due to the sale of the Partnership's investment in the Two Trusts.

Marine vessels: As of September 30, 1999 and 1998, the Partnership owned an interest in three entities owning a total of three marine vessels. During the nine months ended September 30, 1999, lease revenues of $4.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.9 million. During the same period of 1998, lease revenues of $4.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.7 million. The decrease in lease revenues of $0.9 million was due to lower lease rates earned on two marine vessels. Depreciation expense, direct expenses, and administrative expenses increased $0.1 million during the nine months ended September 30, 1999 when compared to the same period of 1998. Depreciation expense decreased $0.3 million resulting from the use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease in repairs and maintenance of $0.4 million due to fewer repairs required. These decreases were offset by a $0.8 million increase in marine operating expenses during 1999 when compared to the same period of 1998.

(F)  Net Income

As a result of the foregoing, the Partnership's net income for the nine months ended September 30, 1999 was $2.7 million, compared to net income of $2.1 million during the same period in 1998. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1999 is not necessarily indicative of future periods. In the nine months ended September 30, 1999, the Partnership distributed $5.9 million to the limited partners, or $0.65 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 1999, the Partnership generated $9.7 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for the nine months ended September 30, 1999 of $6.2 million) to the partners.

During the nine months ended September 30, 1999, the Partnership sold owned equipment and received aggregate proceeds of $0.6 million. The Partnership also received liquidating proceeds of $3.5 million from the sale of its interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables

The Partnership was required to install a hush-kit to one of its Boeing 737-200 commercial aircraft per the Partnership`s lease agreement. The Partnership purchased the hush-kit for $1.2 million and paid acquisition and lease negotiation fees of $0.1 million to PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc., for this equipment.

Lessee deposits and reserve for repairs decreased $42,000 during the nine months ended September 30, 1999 when compared to December 31, 1998. Lessee prepaid deposits decreased $0.1 million due to fewer lessee's prepaying future lease revenue and marine vessel dry-docking decreased $0.4 million due to the dry-docking on one of the Partnership's marine vessels in 1999. Reserves for aircraft engine repair increased $0.3 million due to additional lessee deposits and security deposits increased $0.1 million due to a security deposit from a potential lessee of a DC-9-32 commercial aircraft.

The Partnership is required to make quarterly principal installment payments of $2.0 million to the lender through the year 2001 and, under some instances, a percentage of equipment sale proceeds. When the Partnership pays the lender proceeds from equipment sales, the quarterly installments of $2.0 million is reduced pro rata to reflect any payments made from the proceeds of equipment sales. During the nine months ended September 30, 1999, the Partnership made the regularly scheduled installment payment of $5.8 million to the lender of the note payable and an additional $0.3 million from the proceeds of equipment sales. As a result of the additional payment from equipment sales, future scheduled quarterly principal installment payments have been reduced to $1.9 million.

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

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of September 30, 1999, the General Partner has completed inventory, assessment, remediation and testing stages of its Year 2000 review of its core business information systems. Specifically, the General Partner (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems have been tested and appear to be compliant.

As of September 30, 1999, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material and the General Partner does not anticipate any additional Year 2000-compliant expenditures.

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

The General Partner is currently developing a contingency plan to address the possible failure of any systems, vendors, or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The General Partner is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The General Partner anticipates that these plans will be completed in the fourth quarter of 1999.

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

FASB Statement No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of September 30, 1999, the General Partner is reviewing the effect SFAS No. 133 will have on the Partnership's financial statements.

(V) OUTLOOK FOR THE FUTURE

Since the Partnership is in its holding or passive liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

Several factors may affect the Partnership's operating performance during the remainder of 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

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

Other factors affecting the Partnership's contribution during the remainder of 1999 and beyond include:

1. A worldwide increase in available marine containers to lease has lead to declining lease rates for marine containers. In addition, some of the Partnership's refrigerated marine containers currently have become delaminated. This condition lowers the demand for these marine containers which has lead to declining lease rates.

2. Depressed economic conditions in Asia have led to declining freight rates through the early part of 1999 for drybulk vessels. In the absence of new additional drybulk orders, the market would be expected to stabilize and improve over the next 2-3 years.

3. The Partnership owns an anchor handling supply marine vessel that has a fixed lease rate due to expire in the year 2000. If the economic conditions remain the same, the General Partner would expect to re-lease this marine vessel at a rate much lower than the rate that is currently in place.

4. Railcar loading in North America have continued to be high, however a softening in the market is expected in the last quarter of 1999, which may lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

5. The Partnership's over-the-road dry trailers were in transition to new PLM-affiliated short-term rental facilities specializing in this type of trailer. The movement of these trailers to a new location caused a temporary reduction in lease revenues.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal and interest on debt, purchase limited partnership units, and pay cash distributions to the partners.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposures are that of interest rate and currency risk. The Partnership's note payable is a variable rate debt. The Partnership estimates a one percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.1 million for the remaining three months of 1999, $0.1 million in 2000, and $38,000 in 2001. The Partnership estimates a two percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.1 million for the remaining three months of 1999, $0.2 million in 2000, and $0.1 million in 2001.

During the nine months ended September 30, 1999, 75% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

















                      (This space intentionally left blank)

                          PART II -- OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  None.

           (b)    Reports on Form 8-K

                  None.

















                     (This space intentionally left blank.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PLM EQUIPMENT GROWTH FUND V


                               By:  PLM Financial Services, Inc.
                                    General Partner



Date:  November 3, 1999        By:  /s/ Richard K Brock
                                   ---------------------------------
                                   Richard K Brock
                                   Vice President and
                                   Corporate Controller