Form 10-K/A
period 1998-12-31
PLM EQUIPMENT GROWTH FUND V
filed 2000-01-06
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A



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

An index of exhibits filed with this Form 10-K is located on page 52.

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

                                     TABLE 1

      Units          Type                                                     Manufacturer                 Cost
     ---------------------------------------------------------------------------------------------------------------

     Owned equipment held for operating leases:

           5   737-200 Stage II commercial aircraft                     Boeing                         $   27,658
           1   DC-9-32 Stage II commercial aircraft                     McDonnell Douglas                  10,056
           2   DHC-8-102 commuter aircraft                              DeHavilland                         7,628
           1   DHC-8-300 commuter aircraft                              DeHavilland                         5,748
           1   Product tanker                                           Kaldnes M/V                        16,276
           1   Brown water vessel                                       Marine Fabricators                  9,614
         333   Refrigerated marine containers                           Various                             6,237
       1,127   Various marine containers                                Various                             5,605
          85   Sulphur tank railcars                                    ACF/RTC                             2,907
         121   Covered hopper railcars                                  Various                             2,863
         106   Anhydrous ammonia tank railcars                          GATX                                2,484
          72   Tank railcars                                            Various                             1,881
          44   Mill gondola railcars                                    Bethlehem Steel                     1,248
         182   Refrigerated trailers                                    Various                             5,520
         148   Piggyback refrigerated trailers                          Oshkosh                             2,261
         125   Dry trailers                                             Various                             1,529
                                                                                                       -----------
               Total owned equipment held for operating leases                                         $  109,515 <F1>1
                                                                                                       ===========

     Investments in unconsolidated special-purpose entities:

        0.50   Bulk carrier                                             Nipponkai & Toyama             $    9,705<F2>2
        0.48   Product tanker                                           Boelwerf-Temse                      9,492<F2>2
        0.50   Product tanker                                           Kaldnes M/V                         8,249<F2>2
        0.17   Two trusts comprised of:
                 Three 737-200 Stage II commercial aircraft             Boeing                              4,706<F3>3
                 Two Stage II JT8D aircraft engines                     Pratt & Whitney                       195<F3>3
                 Portfolio of aircraft rotables                         Various                               325<F3>3
        0.25   Equipment on direct finance lease:
                 Two DC-9 Stage III commercial aircraft                 McDonnell Douglas                   3,005<F4>4
                                                                                                       -----------
               Total investments in unconsolidated special-purpose entities                            $   35,677<F1>1

----------------------
<F1> (1) Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings. Includes costs capitalized, subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation
(TEC), a wholly-owned subsidiary of FSI, or PLM Worldwide Management Services
(WMS), a wholly-owned subsidiary of PLM International. All equipment was used equipment at the time of purchase, except 125 dry van trailers and 150 piggy-back refrigerated trailers.
<F2> (2) Jointly owned:  EGF V and an affiliated program.
<F3> (3) Jointly owned:  EGF V and three affiliated programs.
<F4> (4) Jointly owned:  EGF V and two affiliated programs.



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











                      (This space intentionally left blank)

ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the Years Ended December 31,
        (In thousands of dollars, except weighted-average unit amounts)

                                                1998          1997            1996            1995            1994
                                              -------------------------------------------------------------------------

Operating results:
  Total revenues                            $    24,047    $   41,123      $    44,322     $    39,142     $   44,291
  Net gain on disposition
    of equipment                                    732        10,990           14,199           3,835          4,920
  Equity in net income (loss) of uncon-
    solidated special-purpose entities              294          (264)           (116)             --             --
  Net income                                      2,370         7,921           12,441           2,045          3,193

At year-end:
  Total assets                              $    61,376    $   82,681      $    98,419     $   102,109     $  120,114
  Total liabilities                              26,970        35,958           46,123          44,092         44,221
  Notes payable                                  23,588        32,000           40,463          38,000         38,000

Cash distribution                           $    12,008    $   15,346      $    18,083     $    19,342     $   19,420
                                                                                                                   `
Cash distribution representing
    a return of capital to the limited
    partners                                $     9,638    $    7,425      $    5,642      $    17,297     $   16,227

Per weighted-average limited partnership unit:

  Net income                                $      0.20    $     0.79      $     1.26      $      0.12     $     0.24

  Cash distribution                         $      1.26    $     1.60      $     1.87      $      2.00     $     2.00

  Cash distribution representing
    a return of capital                     $      1.06    $     0.81      $     0.61      $      1.89     $     1.76











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

(2)  Equipment Liquidations and Nonperforming Lessee

Liquidation  of  Partnership   equipment  and   investments  in   unconsolidated
special-purpose entities (USPEs) represents a reduction in the size of the equipment portfolio and may result in reductions of contributions to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in contributions, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1998:

     (a) Liquidations: During the year, the Partnership disposed of owned equipment that included marine containers, trailers, and railcars, and an interest in a unconsolidated special-purpuse entity (USPE) trust that owned a commercial aircraft for total proceeds of $6.2 million.

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

For the year ended December 31, 1998, the Partnership generated $13.7 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations, make principal debt payments, and pay distributions of $12.0 million to the partners.

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

(D)  Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1998 and 1997

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1998, when compared to the same period of 1997. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audit financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                           For the Years
                                         Ended December 31,
                                         1998             1997
                                      ----------------------------
  Aircraft and aircraft engines       $  8,811            9,279
  Marine vessels                         2,777            2,650
  Trailers                               2,150            1,918
  Rail equipment                         1,928            2,062
  Marine containers                      1,206            2,057

Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $8.9 million and $0.1 million, respectively, for the year ended December 31, 1998, compared to $9.4 million and $0.1 million, respectively, during the same period of 1997. The decrease in aircraft contribution of $0.5 million was due to the sale of two commuter aircraft and an aircraft engine during 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $7.5 million and $4.7 million, respectively, for the year ended December 31, 1998, compared to $12.8 million and $10.1 million, respectively, during the same period of 1997. A decrease in marine vessel lease revenues of $6.1 million was due to the sale of two marine vessels during the fourth quarter of 1997 offset in part, by an increase in lease revenues of $1.9 million from the purchase of an additional marine vessel during March 1998. Additionally, lease revenues decreased $1.0 million due to lower lease rates earned on the remaining marine vessel during 1998 when compared to the same period of 1997. Marine vessel direct operating expenses decreased $4.9 million as a direct result of the sale of two marine vessels and also decreased $0.6 million as the result of lower operating expenses on the remaining marine vessel. The decreases in marine vessel direct expenses of off set in part, by an increase of $0.1 million as the result of the purchase of an additional marine vessel during March 1998. Marine vessel contribution also increased as a result of a $0.3 million loss-of-hire insurance refund from Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner, due to lower claims from the insured Partnership and other insured affiliated partnerships.

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

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $15.9 million for the year ended December 31, 1998 decreased from $21.4 million for the same period in 1997. Significant variances are explained as follows:

     (i) A $4.5 million decrease in depreciation and amortization expense from 1997 levels was caused primarily by a decrease of $1.8 million due to the sale of two marine vessels and a decrease of approximately $4.1 million due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. These decreases were partially offset by a $1.4 million increase in additional depreciation expense from the purchase of a marine vessel during the first quarter of 1998.

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

(c)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the year ended December 31, 1998 totaled $0.7 million, which resulted from the sale of an aircraft, marine containers, railcars, and trailers, with an aggregate net book value of $8.0 million, for proceeds of $8.7 million. The net gain on the disposition of equipment for 1997 totaled $11.0 million, which resulted from the sale of an aircraft engine, a commuter aircraft, marine containers, trailers, and a railcar, with an aggregate net book value of $4.7 million, for proceeds of $7.8 million, and the sale of two marine vessels with a net book value of $10.9 million for proceeds of $18.0 million. Included in the gain from the sale of the marine vessels is the unused portion of accrued drydocking of $0.8 million.

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

(e)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                                For the Years
                                                                              Ended December 31,
                                                                            1998              1997
                                                                         -----------------------------
  Aircraft, rotable components, and aircraft engines                     $     446        $    1,215
  Marine vessels                                                              (152)           (1,479)
                                                                         ----------------------------
     Equity in net income (loss) of USPEs                                $     294        $     (264)
                                                                         ============================

Airaft, rotable components, and aircraft engines: As of December 31, 1998 and 1997, the Partnership had an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, and also had an interest in an entity owning two commercial aircraft on a direct finance lease. During the year ended December 31, 1998, revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. During the same period of 1997, lease revenues of $2.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. The decrease in lease revenues is due to the renewal of the leases for three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables at lower rates than were in place during the same period of 1997. The decrease in depreciation expense, when compared to the same period of 1997, was due to the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

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

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1997 and 1996

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1997, when compared to the same period of 1996. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audit financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                            For the Years Ended
                                              December 31,
                                            1997               1996
                                        -------------------------------
  Aircraft and aircraft engines          $   9,279          $   6,348
  Marine vessels                             2,650              4,910
  Rail equipment                             2,062              1,532
  Marine containers                          2,057              2,790
  Trailers                                   1,918              1,567
  Mobile offshore drilling unit                 --              1,062

Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $9.4 million and $0.1 million, respectively, for the year ended December 31, 1997, compared to $6.5 million and $0.1 million, respectively, during the same period of 1996. The increases in aircraft contribution of $1.8 million was due to the transfer of two commercial aircraft into the Partnership from USPEs, $2.2 million increase was due to the purchase of three commercial aircraft during the third quarter of 1996 and $0.4 million was due from a commuter aircraft purchased during the second quarter of 1996. The increase in aircraft lease revenues caused by these events was offset, in part, by a decrease of $0.3 in the lease revenues from the sale of a commuter aircraft during 1996 and two commuter aircraft during 1997. Additionally, lease revenues decreased $1.3 million as the result of the sale of an aircraft engine during 1996 and two aircraft engines during 1997.

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

Mobile offshore drilling unit: Mobile offshore drilling unit (MODU) lease revenues and direct expenses were $1.1 million and $3,000, respectively, for the year ended December 31, 1996. The elimination of the MODU contribution during 1997 was due to the sale of this equipment during the second quarter of 1996.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $21.4 million for the year ended December 31, 1997 increased from $21.1 million for the same period in 1996. The significant variances are explained as follows:

     (i) A $0.8 million increase in depreciation and amortization expenses from 1996 levels reflects the increase of $3.8 million from the purchase of three commercial aircraft and a commuter aircraft, and the transfer of two commercial aircraft from USPEs during 1996. The increase was offset in part, by a decrease of $1.6 million from the sale of two marine vessels during 1997 and a MODU during 1996 and a decrease of approximately $1.4 million from the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

     (ii) A $0.3 million decrease in bad debt expenses was due to the recovery of receivables previously reserved for as bad debts.

     (iii) A $0.2 million decrease in interest expense was due to a lower average balance outstanding on the notes payable in 1997 compared to 1996.

(c)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the year ended December 31, 1997 totaled $11.0 million, which resulted from the sale of an aircraft engine, a commuter aircraft, marine containers, trailers, and a railcar, with an aggregate net book value of $4.7 million, for proceeds of $7.8 million, and the sale of two marine vessels with a net book value of $10.9 million for proceeds of $18.0 million. Included in the gain from the sale of the marine vessels is the unused portion of accrued drydocking of $0.8 million. For the same period in 1996, a $14.2 million net gain resulted from the sale of a mobile offshore drilling unit, with a net book value of $10.7 million, for proceeds of $21.3 million, and marine containers, aircraft engines, a commuter aircraft, a trailer and railcars, with an aggregate net book value of $5.1 million, for proceeds of $8.7 million.

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

(e)  Equity in Net Income (Loss) of USPEs

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                              For the Years Ended
                                                                                  December 31,
                                                                            1997               1996
                                                                         -------------------------------
  Aircraft, rotable components, and aircraft engines                     $   1,215          $    (265)
  Marine vessels                                                            (1,479)               149
                                                                         -----------------------------
      Equity in net loss of USPEs                                        $    (264)         $    (116)
                                                                         =============================


Aircraft, rotable components, and aircraft engines: As of December 31, 1997, the Partnership had an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables; an interest in two commercial aircraft on a direct finance lease; and an interest in a commercial aircraft that was transferred from a direct finance lease (see Notes 4 and 5 to the audited financial statements). As of December 31, 1996, the Partnership owned the interest in the two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, as well as an interest in two commercial aircraft on a direct finance lease. During the year ended December 31, 1997, revenues of $2.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. During 1996, revenues of $3.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.5 million. The decrease in lease revenues of $1.5 million and a decrease in depreciation expense, direct expenses, and administrative expenses of $2.3 million was due to the transfer of two commercial aircraft from the USPEs to the Partnership during 1996, which was offset in part, by a increase of $0.5 million in revenues earned from the interest in the direct finance lease that was purchased in the fourth quarter of 1996 and the decrease in depreciation expense, direct expenses, and administrative expenses of $0.3 million primarily from the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

Marine vessels: As of December 31, 1997, the Partnership owned an interest in three marine vessels, one of which was purchased on the last day of the third quarter of 1997. As of December 31, 1996, the Partnership owned an interest in two marine vessels. During the year ended December 31, 1997, revenues of $4.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $5.7 million. During the same period of 1996, lease revenues of $3.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.7 million. The primary reason for the increase in revenues of $0.6 million and a increase in depreciation expense, direct expenses, and administrative expenses of $1.2 million during 1997 was due to the purchase of an additional marine vessel in the third quarter of 1997. The increase in revenues was off set in part, by a decrease in revenues of $0.3 million due to lower lease rates earned on two marine vessels during 1997 when compared to the same period of 1996. Depreciation expense, direct expenses, and administrative expenses increased $0.8 million during 1997 due to higher repairs and operating expenses when compared to the same period of 1996.

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


Dated: January 5, 2000            PLM EQUIPMENT GROWTH FUND V
                                  PARTNERSHIP

                                  By:  PLM Financial Services, Inc.
                                       General Partner


                                  By:  /s/ Douglas P. Goodrich
                                       Douglas P. Goodrich
                                       President and Director


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


Name                    Capacity                      Date



*
Robert N. Tidball       Director, FSI                January 5, 2000



*
Douglas P. Goodrich     Director, FSI                January 5, 2000



*
Stephen M. Bess         Director, FSI                January 5, 2000


*Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan C. Santo
Susan C. Santo
Attorney-in-Fact

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                         Page

Independent auditors' report                              33

Balance sheets as of December 31, 1998 and 1997           34

Statements of income for the years ended
     December 31, 1998, 1997, and 1996                    35

Statements of changes in partners' capital for the
     years ended December 31, 1998, 1997, and 1996        36

Statements of cash flows for the years ended
     December 31, 1998, 1997, and 1996                    37

Notes to financial statements                          38-51


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





/s/ KPMG LLP
----------------------------------
SAN FRANCISCO, CALIFORNIA
March 12, 1999, except as to note 12,
  which is as of December 22, 1999

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (in thousands of dollars, except unit amounts)


                                                                                       1998                 1997
                                                                                  -----------------------------------
  ASSETS

  Equipment held for operating leases, at cost                                    $    109,515         $    104,902
  Less accumulated depreciation                                                        (68,711)             (62,320)
                                                                                  -----------------------------------
                                                                                        40,804               42,582
  Equipment held for sale                                                                   --                6,309
                                                                                  -----------------------------------
    Net equipment                                                                       40,804               48,891

  Cash and cash equivalents                                                              1,774                9,884
  Restricted cash                                                                          108                  111
  Accounts receivable, less allowance for doubtful accounts of
      $77 in 1998 and $113 in 1997                                                       3,188                3,346
  Investments in unconsolidated special-purpose entities                                15,144               18,980
  Lease negotiation fees to affiliate, less accumulated
      amortization of $293 in 1998 and $325 in 1997                                        119                  156
  Debt issuance costs, less accumulated amortization
      of $405 in 1998 and $331 in 1997                                                     118                  192
  Debt placement fees to affiliate, less accumulated
      amortization of $340 in 1998 and $292 in 1997                                         40                   87
  Prepaid expenses and other assets                                                         81                  114
  Equipment acquisition deposits                                                            --                  920
                                                                                  -----------------------------------

        Total assets                                                              $     61,376         $     82,681
                                                                                  ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities
  Accounts payable and accrued expenses                                           $        593         $      1,837
  Due to affiliates                                                                        339                  477
  Lessee deposits and reserve for repairs                                                2,450                1,644
  Note payable                                                                          23,588               32,000
                                                                                  -----------------------------------
    Total liabilities                                                                   26,970               35,958
                                                                                  -----------------------------------

  Minority interest                                                                         --                2,637

  Partners' capital
  Limited partners (limited partnership units of 9,081,028 and
        9,086,608 as of December 31, 1998 and 1997, respectively)                       34,406               44,086
  General Partner                                                                           --                   --
                                                                                  -----------------------------------
    Total partners' capital                                                             34,406               44,086
                                                                                  -----------------------------------

        Total liabilities and partners' capital                                   $     61,376         $     82,681
                                                                                  ===================================









                 See accompanying notes to financial statements.




                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
         (in thousands of dollars, except weighted-average unit amounts)



                                                                            1998            1997           1996
                                                                         -------------------------------------------
  REVENUES

  Lease revenue                                                          $  22,911       $  29,493      $  28,763
  Interest and other income                                                    404             640          1,360
  Net gain on disposition of equipment                                         732          10,990         14,199
                                                                         -------------------------------------------
      Total revenues                                                        24,047          41,123         44,322
                                                                         -------------------------------------------

  Expenses

  Depreciation and amortization                                             11,237          15,693         14,941
  Repairs and maintenance                                                    2,291           2,690          2,843
  Equipment operating expenses                                               3,763           6,088          6,016
  Insurance expense to affiliate                                              (214)            838            768
  Other insurance expenses                                                     259           1,933            985
  Management fees to affiliate                                               1,133           1,480          1,458
  Interest expense                                                           1,950           2,593          2,789
  General and administrative expenses to affiliates                            974             981            838
  Other general and administrative expenses                                    593             731            903
  Provision for (recovery of) bad debts                                         27             (89)           224
  Minority interest                                                            (42)             --             --
  ------------------------------------------------------------------------------------------------------------------
      Total expenses                                                        21,971          32,938         31,765
                                                                         -------------------------------------------

  Equity in net income (loss) of unconsolidated
    special-purpose entities                                                   294            (264)          (116)
  ------------------------------------------------------------------------------------------------------------------
  Net income                                                             $   2,370       $   7,921      $  12,441
                                                                         ===========================================

  Partners' share of net income

  Limited partners                                                       $   1,796       $   7,154      $  11,524
  General Partner                                                              574             767            917
                                                                         -------------------------------------------

  Total                                                                  $   2,370       $   7,921      $  12,441
                                                                         ===========================================

  Net income per weighted-average limited partnership unit               $    0.20       $    0.79      $    1.26
                                                                         ===========================================

  Cash distribution                                                      $  12,008       $  15,346      $  18,083
                                                                         ===========================================

  Cash distribution per weighted-average limited
      partnership unit                                                   $    1.26        $   1.60      $    1.87
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



                                                         Limited            General
                                                         Partners           Partner             Total
                                                       ---------------------------------------------------
    Partners' capital as of December 31, 1995          $    58,017          $    --          $   58,017

  Net income                                                11,524              917              12,441

  Repurchase of limited partnership units                      (79)              --                 (79)

  Cash distribution                                        (17,166)            (917)            (18,083)
                                                       ---------------------------------------------------

    Partners' capital as of December 31, 1996               52,296               --              52,296

  Net income                                                 7,154              767               7,921

  Repurchase of limited partnership units                     (785)              --                (785)

  Cash distribution                                        (14,579)            (767)            (15,346)
                                                       ---------------------------------------------------

    Partners' capital as of December 31, 1997               44,086               --              44,086

  Net income                                                 1,796              574               2,370

  Repurchase of limited partnership units                      (42)              --                 (42)

  Cash distribution                                        (11,434)            (574)            (12,008)
                                                       ---------------------------------------------------

    Partners' capital as of December 31, 1998          $    34,406          $    --          $   34,406
                                                       ===================================================






















                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)


                                                                               1998            1997             1996
                                                                        ---------------------------------------------
  OPERATING ACTIVITIES
  Net income                                                             $    2,370      $    7,921        $   12,441
  Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
    Depreciation and amortization                                            11,237          15,693            14,941
    Net gain on disposition of equipment                                       (732)        (10,990)          (14,199)
    Equity in net (income) loss of unconsolidated
      special-purpose entities                                                 (294)            264               116
    Changes in operating assets and liabilities:
      Restricted cash                                                             3             442              (330)
      Accounts and note receivable, net                                         158            (490)             (455)
      Prepaid expenses and other assets                                          33             444              (364)
      Accounts payable and accrued expenses                                  (1,244)            777              (294)
      Due to affiliates                                                        (138)           (222)             (414)
      Minority interest                                                      (2,637)          2,637                --
      Lessee deposits and reserve for repairs                                   806          (1,438)              285
                                                                         ----------------------------------------------
         Net cash provided by operating activities                            9,562          15,038            11,727
                                                                         ----------------------------------------------

 INVESTING ACTIVITIES
 Proceeds from disposition of equipment                                       8,717          25,831            29,992
 Equipment held for sale                                                         --          (3,397)               --
 Payments for purchase of equipment and capitalized repairs                  (9,485)           (165)          (21,378)
 Payments for equipment acquisition deposits                                     --            (920)               --
 Principal payments received on direct finance lease                             --              --               327
 Investment in and equipment purchased and placed in
    unconsolidated special-purpose entities                                      --          (9,608)           (8,952)
 Distribution from unconsolidated special-purpose entities                    4,130           3,037             4,348
 Payments of acquisition fees to affiliate                                     (468)             --              (936)
 Payments of lease negotiation fees to affiliate                               (104)             --              (214)
                                                                        -----------------------------------------------
       Net cash provided by investing activities                              2,790          14,778             3,187
                                                                        -----------------------------------------------

 FINANCING ACTIVITIES
 Proceeds from short-term note payable                                        3,950           9,110             8,073
 Payments of short-term note payable                                         (3,950)        (11,573)           (5,610)
 Payments of note payable                                                    (8,412)         (6,000)               --
 Proceeds from short-term loan from affiliate                                 1,981           1,610                --
 Payment of short-term loan to affiliate                                     (1,981)         (1,610)               --
 Cash distribution paid to General Partner                                     (574)           (767)             (917)
 Cash distribution paid to limited partners                                 (11,434)        (14,579)          (17,166)
 Payment for loan costs                                                          --              --              (136)
 Repurchase of limited partnership units                                        (42)           (785)              (79)
                                                                        ------------------------------------------------
       Net cash used in financing activities                                (20,462)        (24,594)          (15,835)
                                                                        ------------------------------------------------

 Net (decrease) increase in cash and cash equivalents                        (8,110)          5,222              (921)
 Cash and cash equivalents at beginning of year                               9,884           4,662             5,583
                                                                        ------------------------------------------------
 Cash and cash equivalents at end of year                                $    1,774      $    9,884        $    4,662
                                                                        ================================================

 SUPPLEMENTAL INFORMATION
 Interest paid                                                           $    2,047      $    2,843        $    2,815
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

     Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.

     INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. Where the Partnership owns greater than 50% of the assets within the USPE, the assets and liabilities are consolidated. Where the Partnership owns less than 50% of the assets within the USPE, the interests are accounted for using the equity method.

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

3.   EQUIPMENT

     The components of owned equipment as of December 31 were as follows (in thousands of dollars):

           Equipment Held for Operating Leases                1998                 1997
  ------------------------------------------------------ ------------------------------------
    Aircraft and rotable components                      $     51,090           $   49,838
    Marine vessels                                             25,890               16,276
    Marine containers                                          11,842               17,592
    Rail equipment                                             11,383               11,500
    Trailers                                                    9,310                9,696
                                                         ------------------------------------
                                                              109,515              104,902
    Less accumulated depreciation                             (68,711)             (62,320)
                                                         ------------------------------------
                                                               40,804               42,582
    Equipment held for sale                                        --                6,309
                                                         ------------------------------------
      Net equipment                                      $     40,804           $   48,891
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

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

3.   EQUIPMENT (CONTINUED)

     During 1997, the Partnership disposed of an aircraft engine, a commuter aircraft, marine containers, railcars, and trailers with an aggregate net book value of $4.7 million, for $7.8 million. The Partnership also sold two marine vessels with a net book value of $10.9 million for proceeds of $18.0 million. Included in the gain from the sale of the marine vessels is the unused portion of accrued drydocking $0.8 million.

     In addition, during 1997 the Partnership received a majority interest in an entity that owns a commercial aircraft in exchange for past due receivables and the outstanding balance on a direct finance lease (see Note 7). The Partnership liquidated its interest in this entity in January 1998 when the aircraft was sold at its approximate book value. The Partnership received liquidating proceeds of $3.7 million.

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

4.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) as of December 31 (in thousands of dollars):

                                                                                            1998              1997
                                                                                        ------------------------------
         48% interest in an entity owning a product tanker                              $   6,890        $    8,266
         25% interest in two commercial aircraft on direct finance lease                    2,771             2,863
         17% interest in two trusts owning a total of three commercial aircraft,
                    two aircraft engines, and a portfolio of aircraft rotables              2,059             4,027
         50% interest in an entity owning a bulk carrier                                    1,872             2,277
         50% interest in an entity owning a product tanker                                  1,552             1,547
                                                                                        ---------        ----------
             Net investments                                                            $  15,144        $   18,980
                                                                                        =========        ==========


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

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES (CONTINUED)

     The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the years ended December 31 (in thousands of dollars):

                                                 1998                          1997                       1996
                                   Total        Net Interest     Total       Net Interest      Total    Net Interest
                                   USPEs            of           USPEs           of            USPEs        of
                                                Partnership                  Partnership                Partnership
                                -----------------------------   ---------------------------   ---------------------------

            Net Investments     $    44,678     $   15,144     $   60,783     $   18,980    $    48,660   $   12,673
            Lease revenues           12,317          7,194         17,510          5,868         30,337        7,054
            Net income (loss)         2,151            294          4,604           (264)        (1,692)        (116)

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

     The following tables present a summary of the operating segments (in thousands of dollars):


                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar   All
     For the Year Ended December 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>1   Total
     ------------------------------------  -------   -------    -------   -------    -------   ----------   -----


  REVENUES
    Lease revenue                         $  8,903  $  1,217   $  7,478  $  2,817   $  2,496  $     --   $ 22,911
    Interest income and other                   45        11         74        --         25       249        404
    Gain(loss)on disposition of equipment      (82)      665         --       144          5        --        732
                                          ------------------------------------------------------------------------
         Total revenues                      8,866     1,893      7,552     2,961      2,526       249     24,047
                                          ------------------------------------------------------------------------

     Costs and expenses
       Operations support                        92        11      4,701       667        568        60     6,099
       Depreciation and amortization          6,846       846      1,894       809        695       147    11,237
       Interest expense                          --        --         --        --         --     1,950     1,950
       Management fees to affiliate             343        60        372       186        172        --     1,133
       General and administrative expenses       75         1         54       632         48       757     1,567
       Provision  for  (recovery  of)  bad       --        --         --        30         (3)       --        27
     debts
       Minority interest                        (42)       --         --        --         --        --       (42)
                                           ------------------------------------------------------------------------
         Total costs and expenses             7,314       918      7,021     2,324      1,480     2,914    21,971
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       446        --       (152)       --         --        --       294
                                           ----------------------------------------------------------------------
         Net income (loss)                 $  1,998  $    975   $    379  $    637   $  1,046  $ (2,665 )$  2,370
                                           ========================================================================

         Total  assets as of December 31,  $ 24,765  $  3,281   $ 22,112  $  4,052   $  4.060  $  3.106  $ 61,376
         1998
                                           ========================================================================





------------------------
<F1> (1)  Includes  interest  income  and  costs  not  identifiable  to  a particular segment, such as general and administrative, interest expense, and certain operations support expenses.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

5.   OPERATING SEGMENTS (CONTINUED)

                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar   All
     For the Year Ended December 31, 1997  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>1   Total
     ------------------------------------  -------   -------    -------   -------    -------   ------       -----

     REVENUES
       Lease revenue                       $  9,388  $  2,073   $ 12,760  $  2,758   $  2,514  $     --   $ 29,493
       Interest income and other                388        12         65        --         19       156        640
       Gain  (loss)  on   disposition   of    2,259       828      7,902         6         (5)       --     10,990
        equipment
                                           ------------------------------------------------------------------------
         Total revenues                      12,035     2,913     20,727     2,764      2,528       156     41,123
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                       109        17     10,110       840        452        21     11,549
       Depreciation and amortization         10,037     1,286      2,413       994        813       150     15,693
       Interest expense                          --        --         --        --         --     2,593      2,593
       Management fees to affiliate             329       103        637       187        170        54      1,480
       General and administrative expenses       53         1        116       563         46       933      1,712
       Provision  for  (recovery  of)  bad     (127)        4         --       (20 )       54        --        (89 )
        debts
                                           ------------------------------------------------------------------------
         Total costs and expenses            10,401     1,411     13,276     2,564      1,535     3,751     32,938
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,215        --     (1,479)       --         --        --       (264 )
                                           ------------------------------------------------------------------------
         Net income (loss)                 $  2,849  $  1,502   $  5,972  $    200   $    993  $ (3,595 ) $  7,921
                                           ========================================================================

         Total  assets as of December  31, $ 38,450  $  5,956   $ 15,953  $  5,061   $  4,796  $ 12,465   $ 82,681
     1997
                                           ========================================================================

                                                      Marine     Marine
                                           Aircraft  Container   Vessel     Rig      Railcar   ALL
     For the Year Ended December 31, 1996  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F2>2   Total
     ------------------------------------  -------   -------    -------   -------    -------   ----         -----

     REVENUES
       Lease revenue                       $  6,453  $  2,816   $ 14,005  $  1,062   $  2,390  $  2,037   $ 28,763
       Interest income and other                 26        --        406        --         --       928      1,360
       Gain  (loss)  on   disposition   of    3,259       426         --    10,521        (12)        5     14,199
        equipment
                                           ------------------------------------------------------------------------
         Total revenues                       9,738     3,242     14,411    11,583      2,378     2,970     44,322
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                       123        26      9,094         3        855       511     10,612
       Depreciation and amortization          6,838     1,803      3,312       802        885     1,301     14,941
       Interest expense                          --        --         --        --         --     2,789      2,789
       Management fees to affiliate             266       141        700        53        168       130      1,458
       General and administrative expenses       47         1         76         9         50     1,558      1,741
       Provision  for  (recovery  of)  bad      126        --         --        --        (28)      126        224
        debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             7,400     1,971     13,182       867      1,930     6,415     31,765
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (265)       --        149        --         --        --       (116)
                                           -----------------------------------------------------------------------
         Net income (loss)                 $  2,073  $  1,271   $  1,378  $ 10,716   $    448  $ (3,445)  $ 12,441
                                           ========================================================================

         Total  assets as of December  31, $ 46,689  $  9,608   $ 22,923  $     --   $  5,500  $ 13,699   $ 98,419
         1996
                                           ========================================================================

-----------------------
<F1> (1)  Includes  interest  income  and  costs  not  identifiable  to  a particular segment, such as general and administrative, interest expense, and certain operations support expenses.
<F2> (2)  Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support expenses. Also includes income and expenses from owned trailers.

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

     The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

                                             Owned Equipment                       Investments in USPEs
                                   -------------------------------------     ----------------------------------
                Region                   1998        1997        1996             1998        1997        1996
       --------------------------  -------------------------------------    -----------------------------------
       United States               $    7,109    $  7,553   $   7,806       $       --   $       --   $      --
       Canada                           4,096       4,096       1,821               --          --       1,509
       South America                    3,011       3,011         763               --          --          --
       Asia                                --          --       1,062               --          --          --
       Europe                              --          --         493              780       1,765       1,765
       Rest of the world                8,695      14,833      16,818            6,414       4,103       3,780
                                   -------------------------------------    -------------------------------------
         Lease revenues            $   22,911    $ 29,493   $  28,763       $    7,194   $   5,868    $  7,054
                                   =====================================    =====================================


     The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):

                                                 Owned Equipment                     Investments in USPEs
                                            -------------------------------------       -----------------------------------
                     Region                    1998         1997        1996          1998         1997        1996
       -----------------------------------  -------------------------------------  -----------------------------------
       United States                        $    2,199  $    4,549   $    1,543    $      --   $       --     $     --
       Canada                                    1,555         926         (555)          --           --         (753)
       South America                              (478)     (2,712)      (1,419)          --           --           --
       Asia                                         --          --       10,715           --           --           --
       Europe                                       --          --        3,190           39          773          490
       Mexico                                       --          --           --          407          442           (2)
       Rest of the world                         1,505       8,950        2,500         (152)      (1,479)         149
                                            -------------------------------------  -------------------------------------
         Regional income (loss)                  4,781      11,713       15,974          294         (264)        (116)
       Administrative and other                 (2,705)     (3,528)      (3,417)          --           --           --
                                            -------------------------------------  -------------------------------------
         Net income (loss)                  $    2,076  $    8,185   $   12,557    $     294   $     (264)        (116)
                                            =====================================  =====================================

     The net book value of these assets as of December 31 are as follows (in thousands of dollars):

                                             Owned Equipment                       Investments in USPEs
                                   -------------------------------------     ----------------------------------
                Region                 1998        1997        1996             1998        1997        1996
       --------------------------  -------------------------------------    -----------------------------------
       United States               $   11,670   $  14,602   $  20,465       $       --  $       --   $      --
       Canada                          10,467      11,366      14,065               --          --          --
       South America                    5,008       8,345      13,909               --          --          --
       Europe                              --          --          --            2,059       4,027       4,565
       Mexico                              --          --          --            2,772       2,863       2,768
       Rest of the world               13,659       8,269      25,024           10,313      12,090       5,340
                                   -------------------------------------    -------------------------------------
                                       40,804      42,582      73,463           15,144      18,980      12,673
       Equipment held for sale             --       6,309          --               --          --          --
                                   =====================================    =====================================
         Net book value            $   40,804   $  48,891   $  73,463       $   15,144  $   18,980   $  12,673
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

     During 1997, the lessee encountered financial difficulties. The General Partner established reserves against these receivables due to the determination that collection of these lease payments were uncertain. During June 1997, the Partnership, together with two affiliated programs to which the lessee also owed past-due receivables, repossessed the Boeing 727-200 aircraft. This is the aircraft on which the Stage III hushkit was installed and that was owned by the lessee and pledged as security for the financing of the hushkit. As a result, the balance due from the lessee from the direct finance lease and the balances due to affiliated programs were reclassified to an investment in an entity that owns a commercial aircraft (see Note 5). The fair market value of the Partnership's interest in this aircraft approximated its outstanding receivable from the lessee.

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

12.  RESTATEMENT

     The financial statements have been restated to reflect the consolidation of the Partnership's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the years ending December 31, 1998, 1997, and 1996.

     As a result of the consolidation, total assets, total liabilities, and minority interests changed as of December 31, 1997 as follows:

                                    1997
                           As reported        Amended
                          -----------------------------
     Total assets             80,033          82,682
     Total liabilities        35,947          35,958
     Minority interests           --           2,637


                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

12.  RESTATEMENT (CONTINUED)

     Additionally, as a result of the consolidation, total revenues, total expenses, and equity in net income of USPEs changed for the year ended December 31, 1998:

                                           1998
                                 As reported       Amended
                                ---------------------------
         Total revenues             $24,129        $24,047
         Total expenses              21,993         21,971
         Equity in net income
         of USPEs                       234            294
         Net income                 $ 2,370        $ 2,370

     The consolidation of the Partnership's majority interests in USPE's did not change partners' capital or net income (loss) as of and for the years ending December 31, 1998, 1997, and 1996.

13.  SUBSEQUENT EVENT

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

     4.   Limited Partnership Agreement of Partnership.            *

    10.1  Management  Agreement  between the  Partnership  and
          PLM  Investment Management, Inc.                         *

    10.2  Amended and Restated $38,000,000 Loan Agreement,
          dated as of September 26, 1996.                          *

    10.3  Amendment No. 1 to the Amended and Restated
          $38,000,000 Loan Agreement,  dated as of
          December 29, 1997.                                       *

    24.   Powers of Attorney.                                      *










------------------------
* Incorporated by reference. See page 30 of this report.