Form 10-K
period 1999-12-31
PLM EQUIPMENT GROWTH FUND V
filed 2000-03-20
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------
                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 01-19203
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

An index of exhibits filed with this Form 10-K is located on page __.

Total number of pages in this report:  __.

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

The offering of units of the Partnership closed on December 23, 1991. As of December 31, 1999, there were 9,067,911 units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

Beginning in the Partnership's seventh year of operation, which commenced on January 1, 1999, the General Partner stopped reinvesting cash flow. Surplus funds, if any, less reasonable reserves, will be distributed to the partners. During the period between the seventh year of operation and the ninth year of operation, the Partnership will not be able to purchase any additional equipment. In the ninth year of operations of the Partnership, the General Partner intends to begin the dissolution and liquidation of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events. Under certain circumstances, however, the term of the Partnership may be extended. In no event will the Partnership be extended beyond December 31, 2010.

Table 1, below,  lists the  equipment  and the original cost of equipment in the
Partnership's   portfolio,   and  the  cost  of  investments  in  unconsolidated
special-purpose entities as of December 31, 1999 (in thousands of dollars):

                                                      TABLE 1

      Units          Type                                                     Manufacturer                 Cost
     ---------------------------------------------------------------------------------------------------------------

     Owned equipment held for operating leases:

           3   737-200 Stage II commercial aircraft                     Boeing                         $   16,049
           2   737-200A Stage III commercial aircraft                   Boeing                             12,920
           1   DC-9-32 Stage II commercial aircraft                     McDonnell Douglas                  10,057
           2   DHC-8-102 commuter aircraft                              DeHavilland                         7,628
           1   DHC-8-300 commuter aircraft                              DeHavilland                         5,748
           1   Product tanker                                           Kaldnes M/V                        16,276
           1   Anchor-handling supply vessel                            Marine Fabricators                  9,614
          85   Sulphur tank railcars                                    ACF/RTC                             2,912
         119   Covered hopper railcars                                  Various                             2,823
         106   Anhydrous ammonia tank railcars                          GATX                                2,483
          71   Tank railcars                                            Various                             1,862
          44   Mill gondola railcars                                    Bethlehem Steel                     1,248
         181   Refrigerated trailers                                    Various                             5,491
         147   Piggyback refrigerated trailers                          Oshkosh                             2,245
         123   Dry trailers                                             Various                             1,509
         252   Refrigerated marine containers                           Various                             4,728
         659   Various marine containers                                Various                             4,347
                                                                                                       -----------
               Total owned equipment held for operating leases                                         $  107,940<F1>1
                                                                                                       ===========

     Investments in unconsolidated special-purpose entities:

        0.48   Product tanker                                           Boelwerf-Temse                      9,492<F2>2
        0.50   Product tanker                                           Kaldnes M/V                         8,249<F2>2
        0.25   Equipment on direct finance lease:
                 Two DC-9 Stage III commercial aircraft                 McDonnell Douglas                   3,005<F3>3
                                                                                                       -----------
               Total investments in unconsolidated special-purpose entities                            $   20,746<F1>1

<F1>
1 Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operation, and Partnership borrow-ings. Includes costs capitalized, subsequent to the dte of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation
(TEC), a wholly-owned subsidiary of FSI, or PLM Worldwide Management Service
(WMS), a wholly-owned subsidiary of PLM International. All equipment was used equipment at the time of purchase, except 125 dry van trailers and 150 piggy-back refrigerated trailers.

2  Jointly owned:  EGF V and an affiliated program.

3  Jointly owned:  EGF V and two affiliated programs.


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

As of December 31, 1999, approximately 67% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Rents are reported as revenue in accordance with Financial Accounting Standards Board Statement No. 13 "Accounting for Leases". Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Chevron USA, Seacore Smit, Inc., Husky Oil Operations, Coastal Chemical, Inc., Koch Sulphur, Potash Corp., Kansas City Southern, Canadian Airlines International, Varig South America, and Aero California.

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

(D)  Demand

The Partnership currently operates in the following operating segments: aircraft leasing, marine vessel leasing, railcar leasing, trailer leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment and investments are used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)  Aircraft

(a)  Commercial Aircraft

After experiencing relatively robust growth over the prior four years, demand for commercial aircraft softened somewhat in 1999. Boeing and Airbus, the two primary manufacturers of new commercial aircraft, saw a decrease in their volume of orders, which totaled 368 and 417 during 1999, compared to 656 and 556 in 1998. The slowdown in aircraft orders can be partially attributed to the full implementation of United States (U.S.) Stage III environmental restrictions, which became fully effective on December 31, 1999. Since these restrictions effectively prohibit the operation of noncompliant aircraft in the U.S. after 1999, carriers operating within or into the U.S. either replaced or modified all of their noncompliant aircraft before the end of the year. The continued weakness of the Asian economy has also served to slow the volume of new aircraft orders. However, with the Asian economy now showing signs of recovery, air carriers in this region are beginning to resume their fleet building efforts.

Demand for, and values of, used commercial aircraft have been adversely affected by the Stage III environmental restrictions and an oversupply of older aircraft as manufacturers delivered more new aircraft that the overall market required. Boeing predicts that the worldwide fleet of jet-powered commercial aircraft will increase from approximately 12,600 airplanes as of the end of 1998 to about 13,700 aircraft by the end of 2003, an average increase of 220 units per year. However, actual deliveries for the first two years of this period, 1998 and 1999, averaged 839 units annually. Although some of the resultant surplus used aircraft have been retired, the net effect has been an overall increase in the number of used aircraft available. This has resulted in a decrease in both market prices and lease rates for used aircraft. The weakness in the used commercial aircraft market may be mitigated in the future as manufacturers bring their new production more in line with demand and given the anticipated continued growth in air traffic. Worldwide, demand for air passenger services is expected to increase at about 5% annually and freight services at about 6% per year, for the foreseeable future.

This Partnership owns 100% of two Stage III-compliant aircraft and 25% of two similar aircraft. It also wholly owns four Stage II aircraft, three of which are operating outside the United States and thus not subject to Stage III environmental restrictions. All of these aircraft were on lease throughout most of 1999 and were not affected by changes in market conditions. Additionally, one Stage II aircraft, underwent a Stage III modification during the first quarter of 2000.

(b)      Commuter Aircraft

The Partnership owns commuter turboprops with 36 to 50 seats. These aircraft fly in North America, which continues to be the largest market in the world for this type aircraft. However, the introduction of regional jet aircraft continues to have adverse impact on the turboprop market. Regional jets have been well received in the commuter market and their growing use has been at the expense of turboprops. Due to this trend, the turboprop market has experienced a decrease in aircraft values and lease rates.

One of the Partnership's turboprop aircraft remained on lease throughout 1999 and saw no change in rates. However, two other turboprops that came off lease during 1999 were re-leased at lower rates due to the change in market conditions noted above.

(2)  Marine Vessels

The Partnership owns or has investments in product tankers that operate in international markets carrying a variety of commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The General Partner operates the Partnership's vessels through a combination of spot and period charters, an approach that provides the flexibility to adapt to changes in market conditions. The Partnership also owns an anchor-handling supply vessel that operates through bareboat charters.

(a)  Product Tankers

During 1999, product tanker markets experienced declines in charter rates and vessel values brought about by volatile oil and oil product prices, relatively low growth in trade volumes, and high rates of new product tanker deliveries. The 1999 daily charter rates for standard-size product tankers averaged 21% lower than in 1998 and 39% lower than in 1997. This decline was primarily due to a deterioration in oil products trade in European markets.

Since crude oil is the source feedstock for oil products, the products trade is closely tied to crude oil prices. Although 1999 was a year of rising oil prices, volatility in trading appeared to depress actual shipping volumes, particularly in Europe. Although product imports to the United States and Japan increased such that the entire worldwide market grew by 2.7% during 1999, due to the lingering effects of the Asian recession, shipping volumes ended the year below the levels of 1996-1997.

Measured by deadweight tons, the product tanker fleet grew by only 3.2% during 1999, as overall supply was significantly moderated by a 150% increase in scrapping levels as compared to 1998. For 2000, the product tanker fleet is expected to expand due to a 6.5% rise in new deliveries. This increase is due to the continuing effects of high order levels in the mid-1990s, which was driven by growth in Asian trade and the anticipated effects of the U.S. Oil Pollution Act of 1990. Under this Act, tankers over 25 years old are restricted from trading to the United States if they do not have double bottoms and/or double hulls (similar, though somewhat less stringent restrictions are in place within developing nations). These regulations have the effect of inducing the retirement of older vessels that would otherwise continue trading.

Two of the Partnership's product tankers are single-bottom, single-hull tankers that are restricted from trading in the United States effective January 1, 2000. Both of these vessels have been moved to markets not affected by these regulations.

The combined effects of regulatory restrictions and low charter rates are expected to keep scrapings at relatively high levels throughout 2000. However, an anticipated high rate of new tanker deliveries will prevent much improvement in rates and ship values during 2000. Should high scrapping levels continue beyond then, this could offset increases in new deliveries and prevent further significant declines in freight rates and ship values.

(b)  Anchor-handling Supply Vessels

The Partnership owns one U.S.-flagged anchor-handling supply vessel used to support rig drilling operations in the U.S. Gulf of Mexico. Although this type of vessel can be used in other regions, the U.S. Gulf of Mexico is the more desirable market due to U.S. maritime law which stipulates that only U.S.-flagged vessels be used in this region.

Demand for anchor-handling vessels depends primarily on the demand for floating drilling services by oil companies. During 1999, demand for such services remained at 1997-98 levels, however several higher-capacity vessels were delivered during 1998-99, resulting in lower utilization and rates.

The 1999 recovery in oil prices has led forecasters to expect an increase in drilling activity for 2000, as rising oil prices improve the economics of offshore oil and gas development. Oil companies are expected to increase their drilling programs during 2000, although it is uncertain by how much. Increases in capacity brought about by new building may delay a return to the higher utilization and rate levels experienced during 1997-98.

(3)  Railcars

(a)  Pressurized Tank Railcars

Pressurized tank cars are used to transport primarily liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The major U.S. markets for natural gas are industrial applications (40% of estimated demand in 1998), residential use (21%), electrical generation (15%), and commercial applications (14%). Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar. Population growth and dietary trends also play an indirect role.

On an industrywide basis, North American carloadings of the commodity group that includes petroleum and chemicals increased 2.5% in 1999, compared to 1998. Correspondingly, demand for pressurized tank cars remained solid during 1999, with utilization of this type of railcar within the Partnership remaining above 98%. While renewals of existing leases continue at similar rates, some cars have been renewed for "winter only" terms of approximately six months. As a result, it is anticipated that there will be more pressurized tank cars than usual coming up for renewal in the spring.

(b)  General Purpose (Nonpressurized) Tank Railcars

These cars, which are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating and vegetable oils, molten sulfur, and corn syrup, continued to be in high demand during 1999. The overall health of the market for these types of commodities is closely tied to both the U.S. and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 1999 carloadings of the commodity group that includes chemicals and petroleum products rose 2.5% over 1998 levels. Utilization of the Partnership's nonpressurized tank cars was above 98% again during 1999.

(c)  Covered Hopper (Grain) Railcars

Demand for covered hopper cars, which are specifically designed to service the agricultural industry, continued to experience weakness during 1999. The U.S. agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feed lots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the United States, due to higher population growth, a rapid pace of industrialization, and rising disposable income.

Within the United States, 1999 carloadings of agricultural products increased 4.3%, while Canadian carloadings of these products fell 3.4%, resulting in an overall increase within North America of only 2.8% compared to 1998. Since the combined North American shipments for 1998 had decreased 7.7% over the previous year, the 1999 volume, while representing a slight increase, is still below 1997 levels. Another factor contributing to softness in the covered hopper car market has been the large number of new cars built in the last few years. Production of new railcars of all types is estimated to have reached 57,685 cars during 1999, with covered hopper cars representing 19,845, or one-third, of this total. For those covered hopper cars whose leases expired in 1999, both industrywide and within the Partnership, the combination of a lack of strong demand and an excess supply of cars resulted in many of these expiring leases being renewed at considerably lower rates.

(d)  Mill Gondola Railcars

Mill gondola railcars are used typically to transport scrap steel for recycling from steel processors to small steel mills called minimills. Demand for steel is cyclical and moves in tandem with the growth or contraction of the overall economy. Within the United States, 1999 carloadings for the commodity group that includes scrap steel increased 1.0% over 1998 volumes. The Partnership's mill gondola railcars continued to operate on a long-term lease in 1999.

(4)  Trailers

(a)  Refrigerated Trailers

The temperature-controlled trailer market continued to expand during 1999, although not as quickly as in 1998 when the market experienced very strong growth. The leveling off in 1999 occurred as equipment users began to absorb the increases in supply created over the prior two years. Refrigerated trailer users have been actively retiring their older units and consolidating their fleets in response to improved refrigerated trailer technology. Concurrently, there is a backlog of six to nine months on orders for new equipment.

As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies and shippers will utilize short-term trailer leases more frequently to supplement their existing fleets. Such a trend should benefit the Partnership, whose trailers are typically leased on a short-term basis.

(b)  Dry Trailers

The U.S. nonrefrigerated (dry) trailer market continued its recovery during 1999, as the strong domestic economy resulted in heavy freight volumes. With unemployment low, consumer confidence high, and industrial production sound, the outlook for leasing this type of trailer remains positive, particularly as the equipment surpluses of recent years are being absorbed by the buoyant market. In addition to high freight volumes, improvements in inventory turnover and tighter turnaround times have lead to a stronger overall trucking industry and increased equipment demand.

(c)  Intermodal (Piggyback) Trailers

Intermodal (piggyback) trailers are used to transport a variety of goods either by truck or by rail. Over the past decade, intermodal trailers have been gradually displaced by domestic containers as the preferred method of transport for such goods. During 1999, demand for intermodal trailers was more volatile than usual . Slow demand occurred over the first half of the year due to customer concerns over rail service problems associated with mergers in the rail industry, however, demand picked up significantly over the second half of the year due to both a resolution of these service problems and the continued strength of the U.S. economy. Due to a rise in demand which occurred over the latter half of 1999, overall, activity within the intermodal trailer market declined less than expected for the year, as total intermodal trailer shipments decreased by only approximately 1.8% compared to the prior year. Average utilization of the entire intermodal fleet rose from 73% in 1998 to 77% in 1999, primarily due to demand exceeding available supply of intermodal trailers during the second part of the year.

The General Partner stepped up its marketing and asset management program for the Partnership's intermodal trailers during 1999. These efforts resulted in average utilization for the Partnership's intermodal trailers of approximately 82% for the year, up 2% compared to 1998 levels.

Although the trend towards using domestic containers instead of intermodal trailers is expected to continue in the future, overall intermodal trailer shipments are forecast to decline by only 2% to 3% in 2000, compared to the prior year, due to the anticipated continued strength of the overall economy. As such, the nationwide supply of intermodal trailers is expected to remain essentially in balance with demand for 2000. For the Partnership's intermodal fleet, the General Partner will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals.

(5)  Marine Containers

The marine container leasing market started 1999 with industrywide utilization in the mid 70% range, down somewhat from the beginning of 1998. The market strengthened throughout the year such that most container leasing companies reported utilization of 80% by the end of 1999. Overall, industrywide utilization for marine containers was increasing during 1999. The Partnership owns older marine containers and thus, did not contribute to the overall increase in the industrywide utilization.

Offsetting this favorable trend was a continuation of historically low acquisition prices for new containers manufactured in the Far East, predominantly China. These low prices put pressure on fleetwide per diem leasing rates.

Industry consolidation continued in 1999 as the parent of one of the world's top ten container lessors finalized the outsourcing of the management of its container fleet to a competitor. However, the General Partner believes that such consolidation is a positive trend for the overall container leasing industry, and ultimately will lead to higher industrywide utilization and increased per diem rates.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in governmental regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the United States (U.S.) Oil Pollution Act of 1990, which established liability for operators and owners of marine vessels that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements. These Stage II aircraft are scheduled to be either modified to meet Stage III requirements, sold, or re-leased in countries that do not require this regulation. The cost to install a hushkit to meet quieter Stage III requirements is approximately $2.0 million, depending on the type of aircraft;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers and refrigerated trailers;

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations, which regulate the classification and packaging requirements of hazardous materials and which apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000, all jacketed and non-jacketed tank railcars must be re-qualified to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test.

As of December 31, 1999, the Partnership was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.    PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interests in entities that own equipment for leasing purposes. As of December 31, 1999, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs) as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $184.3 million through the first quarter of 1992, with proceeds from the debt financing of $38.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.    LEGAL PROCEEDINGS

PLM International (the Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The named plaintiffs are six individuals who invested in PLM Equipment Growth Partnership IV (Fund IV), PLM Equipment Growth Partnership V (Fund V), PLM Equipment Growth Partnership VI (Fund VI), and PLM Equipment
Growth & Income Partnership VII (Fund VII) (the Funds), each a California limited partnership for which the Company's wholly-owned subsidiary, FSI, acts as the General Partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction. In December 1997, the court granted defendants motion to compel arbitration of the named plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership. Plaintiffs appealed this decision, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and June 29, 1999. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Partnership's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The limited partners will be provided the opportunity to vote against the amendments by following the instructions contained in solicitation statements that will be mailed to them after being filed with the Securities and Exchange Commission. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Partnership funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in June 1999. The monetary settlement remains subject to certain conditions, including notice to the monetary class and final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including: (a) notice to the equitable class, (b) disapproval of the proposed amendments to the partnership agreements by less than 50% of the limited partners in one or more of Funds V, VI, and VII, and (c) judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing. No hearing date is currently scheduled for the final fairness hearing. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1999.
















                      (This space intentionally left blank)

                                     PART II


ITEM 5.    MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 1999, there were 9,672 limited partners holding units in the Partnership.

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of limited partnership units. Presently, there is no public market for the units and none is likely to develop. To prevent the units from being considered "publicly traded" and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an United States citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

The Partnership may redeem a certain number of units each year under the terms of the Partnership's limited partnership agreement, beginning January 1, 1994. If the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may, subject to certain terms and conditions, redeem up to 2% of the outstanding units each year. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. As of December 31, 1999, the Partnership agreed to purchase approximately 2,300 units for an aggregate price of $12,500. The General Partner anticipates that these units will be repurchased in the first and second quarters of 2000. As of December 31, 1999, the Partnership has repurchased a cumulative total of 152,021 units at a cost of $1.6 million. In addition to these units, the General Partner may purchase additional units on behalf of the Partnership in the future.











                      (This space intentionally left blank)

ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                                  TABLE 2

                                         For the Years  Ended  December  31, (In
                          thousands of dollars, except weighted-average unit amounts)

                                                1999          1998            1997            1996            1995
                                              -------------------------------------------------------------------------

Operating results:
  Total revenues                            $ 20,768    $ 24,047    $ 41,123     $ 44,322     $   39,142
  Net gain on disposition
    of equipment                                 253         732      10,990       14,199          3,835
  Loss on revaluation of equipment             2,899          --          --           --             --
  Equity in net income (loss) of uncon-
    solidated special-purpose entities         2,108         294        (264)        (116)           --
  Net income                                   1,302       2,370       7,921       12,441          2,045

At year-end:
  Total assets                              $ 46,083    $ 61,376      82,681     $ 98,419     $  102,109
  Total liabilities                           19,077      26,970      35,958       46,123         44,092
  Note payable                                15,484      23,588      32,000       40,463         38,000

Cash distribution                           $  8,617    $ 12,008      15,346     $ 18,083     $   19,342

Cash distribution representing
    a return of capital to the limited
    partners                                $  7,315    $  9,638     $ 7,425     $  5,642     $   17,297

Per weighted-average limited partnership unit:

  Net income                                $   0.09<F1>1$  0.20<F1>1$  0.79<F1>1$   1.26<F1>1$     0.12<F1>1

  Cash distribution                         $   0.90     $  1.26     $  1.60     $   1.87     $     2.00

  Cash distribution representing
    a return of capital                     $   0.81     $  1.06     $  0.81     $   0.61     $     1.89





                      (This space intentionally left blank)



<F1>

--------------------
1 After reduction of income necessary to cause the General Partner's capital account to equal zero of $0.4 million ($0.05 per weighted-average depositary unit) in 1999, $0.5 million ($0.05 per weighted-average depositary unit) in 1998, $0.4 million ($0.04 per weighted-average depositary unit) in 1997, $0.3 million ($0.03 per weighted-average depositary unit) in 1996, and $0.9 million ($0.09 per weighted-average depositary unit) in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)  Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund V (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in the various segments in which it operates and its effect on the Partnership's overall financial condition.

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 1999 primarily in its trailer, marine vessels, aircraft, and marine container portfolios.

   (a) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities or with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers were lower than in previous years due to the process of moving certain dry trailers to short-term rental facilities equipped to handle only this type of trailer.

   (b) Marine vessels: Certain of the Partnership's marine vessels operate in the voyage charter market. Voyage charters are usually short in duration and reflect the short-term demand and pricing trends in the vessel market. As a result of this, the Partnership experienced a decrease in lease revenues due to the weakness in the voyage charter market.

   (c) Aircraft: Certain of the Partnership's aircraft leases expired during 1999. The commuter aircraft that came off lease during 1999 were re-leased at lower rates due to a decline in the demand for this type of aircraft. The commercial aircraft that came off lease during 1999 has remained off lease due to the installation of a hush kit to this aircraft. The Partnership expects to re-lease this aircraft during 2000.

   (d) Marine containers: All of the Partnership's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. The Partnership saw lower re-lease rates and lower utilization on the remaining marine containers fleet during 1999.

   (e) Other: While market conditions and other factors may have had some impact on lease rates in other markets in which the Partnership owns equipment, the majority of this equipment was unaffected.

(2)  Equipment Liquidations and Nonperforming Lessee

Liquidation  of  Partnership   equipment  and   investments  in   unconsolidated
special-purpose entities (USPEs) represents a reduction in the size of the equipment portfolio and may result in reductions of contributions to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in contributions, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1999:

     (a) Liquidations: During the year, the Partnership disposed of owned equipment that included marine containers, trailers, and railcars, an interest in an entity that owned a marine vessel, and an interest in two trusts that owned a total of three Boeing 737-200A Stage II commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables for total proceeds of $8.2 million.

     (b) Non-performing lessee: A Brazilian lessee of a commercial aircraft is having financial difficulties. The lessee has an extended repayment schedule for the lease payment arrearage of $0.3 million.

(3)  Equipment Valuation

In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected undiscounted future cash flow and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $2.9 million to the carrying value of owned equipment were required during 1999. No reductions were required to the carrying value of the equipment during either 1998 or 1997.

As of December 31, 1999, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including the Partnership's interest in equipment owned by USPEs, to be $66.6 million. This estimate is based on recent market transactions for equipment similar to the Partnership's equipment portfolio and the Partnership's interest in equipment owned by USPEs. Ultimate realization of fair market value by the Partnership may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors, that the General Partner cannot accurately predict.

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

For the year ended December 31, 1999, the Partnership generated $12.3 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations, make principal debt payments, and pay distributions of $8.6 million to the partners.

Lessee deposits and reserve for repairs increased $0.3 million during the year ended December 31, 1999 when compared to December 31, 1998. Reserves for aircraft engine repair increased $0.9 million due to additional lessee deposits and security deposits increased $0.3 million due to a security deposit from a potential lessee of a DC-9-32 commercial aircraft. Lessee prepaid deposits decreased $0.2 million due to fewer lessee's prepaying future lease revenue and marine vessel drydocking decreased $0.7 million due to the drydocking of one of the Partnership's marine vessels in 1999.

Pursuant to the terms of the limited partnership agreement, beginning January 1, 1994, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may, subject to certain terms and conditions, redeem up to 2% of the outstanding limited partnership units each year. The purchase price to be offered for such units will be equal to 110% of the unrecovered principal attributed to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. As of December 31, 1999, the Partnership agreed to purchase approximately 2,300 units for an aggregate price of $12,500. The General Partner anticipates that these units will be repurchased in the first and second quarters of 2000. In addition to these units, the General Partner may purchase additional units on behalf of the Partnership in the future.

The Partnership made the regularly scheduled principal payments of $7.6 million and quarterly interest payments at a rate of LIBOR plus 1.2% per annum (7.3% at December 31, 1999) to the lender of the senior loan during 1999. The Partnership also paid the lender of the senior loan an additional $0.5 million from equipment sale proceeds, as required by the loan agreement.

During 1999 the Partnership borrowed, from time to time, a total of $3.2 million from the General Partner for less than 20 days. The Partnership had fully repaid this amount during 1999. The General Partner charged the Partnership market interest rates. Total interest paid to the General Partner was $15,000.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)  Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1999 and 1998

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                                                For the Years
                                                                             Ended December 31,
                                                                            1999             1998
                                                                         ----------------------------
  Aircraft                                                               $  8,000        $   8,811
  Marine vessels                                                            2,332            2,777
  Railcars                                                                  1,989            1,928
  Trailers                                                                  1,857            2,150
  Marine containers                                                           694            1,206



Aircraft: Aircraft lease revenues and direct expenses were $8.2 million and $0.2 million, respectively, for the year ended December 31, 1999, compared to $8.9 million and $0.1 million, respectively, during the same period of 1998. The decrease in aircraft lease revenues was due to the re-lease of two aircraft at a lower lease rate than had been in place during 1998. The increase in direct expenses of $0.1 was due to additional repairs required during 1999 that were not required during the same period of 1998.

Marine vessels: Marine vessel lease revenues and direct expenses were $6.2 million and $3.9 million, respectively, for the year ended December 31, 1999, compared to $7.5 million and $4.7 million, respectively, during the same period of 1998. The decrease in marine vessel lease revenues of $1.3 million was primarily due to one of the marine vessels earning $1.3 million less during the year ended December 31, 1999 due to earning a lower lease rate when compared to the lease rate that was in place during the same period of 1998 and this marine vessel being off lease in 1999 for nine weeks for required dry-docking. This drydocking resulted in a loss of lease revenues of approximately $0.5 million. The decrease in lease revenues was partially offset by an increase in lease revenues of $0.6 million caused by the purchase of an additional marine vessel during March of 1998. This marine vessel was on lease the entire year of 1999 when compared to nine months of 1998.

Direct expenses decreased $0.8 million during the year ended 1999 when compared to the same period of 1998. A decrease of $1.2 million in direct expenses was due to not having any operating costs while this marine vessel was in drydock as well as having lower repairs and maintenance due to the drydocking. The decrease in direct expenses was partially offset by an increase in insurance expense of $0.5 million. The increase in insurance was caused by a $0.3 million loss-of-hire insurance refund received during 1998 from Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner, due to lower claims from the insured Partnership. The Partnership did not receive a refund during 1999. Additionally, the 1999 lease agreement with one marine vessel lessee requires that the Partnership is responsible for the premiums on insurance coverage when compared to 1998, during which the lessee was responsible for the premiums on certain insurance coverage.

Railcars: Railcar lease revenues and direct expenses were $2.5 million and $0.5 million, respectively, for the year ended December 31, 1999, compared to $2.5 million and $0.6 million, respectively, during the same period of 1998. Railcar lease revenues remained relatively the same for both years. Direct expenses decreased $0.1 million due to fewer required repairs to certain railcars during 1999 than were required during 1998.

Trailers: Trailer lease revenues and direct expenses were $2.7 million and $0.9 million, respectively, for the year ended December 31, 1999, compared to $2.8 million and $0.7 million, respectively, during the same period of 1998. During the year ended December 31, 1999, certain dry trailers were in the process of transitioning to a new PLM-affiliated short-term rental facility specializing in this type of trailer causing lease revenues for this group of trailers to decrease $0.1 million when compared to the same period of 1998. Trailer repairs and maintenance increased $0.2 million primarily due to required repairs during 1999 that were not needed during the same period of 1998.

Marine containers: Marine container lease revenues and direct expenses were $0.7 million and $5,000, respectively, for the year ended December 31, 1999, compared to $1.2 million and $11,000, respectively, during the same period of 1998. A decrease of approximately $0.3 million in lease revenues was caused by a worldwide increase in available marine containers which has lead to a decline in lease rates. In addition, the number of marine containers owned by the Partnership has been declining due to sales and dispositions during 1999 and 1998. This declining fleet has also resulted in a decrease of approximately $0.2 million in marine container contribution.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $16.1 million for the year ended December 31, 1999 increased from $15.9 million for the same period in 1998. Significant variances are explained as follows:

     (i) Loss on revaluation increased $2.9 million during the year ended December 31, 1999 and resulted from the Partnership reducing the carrying value of a marine vessel to its estimated fair market value. No revaluation of equipment was required during 1998.

     (ii)A $1.9 million decrease in depreciation and amortization expenses from 1998 levels was caused primarily by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (iii) A $0.7 million decrease in interest expense was due to a lower average outstanding debt balance when compared to 1998.

     (iv) A $0.1 million decrease in management fees to an affiliate was due to lower lease revenues.

(c)      Interest and Other Income

Interest and other income decreased $0.2 million during the year ended December 31, 1999 when compared to the same period of 1998 due primarily to lower average cash balances available for investment.

(d)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the year ended December 31, 1999 totaled $0.3 million, which resulted from the sale of marine containers, railcars, and trailers with an aggregate net book value of $0.6 million, for proceeds of $0.9 million. The net gain on the disposition of equipment for the year ended December 31, 1998 totaled $0.7 million, which resulted from the sale of an aircraft, marine containers, railcars, and trailers, with an aggregate net book value of $8.0 million, for proceeds of $8.7 million.

(e)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                                For the Years
                                                                             Ended December 31,
                                                                            1999             1998
                                                                         --------------------------
  Aircraft, rotable components, and aircraft engines                     $  1,811              446
  Marine vessels                                                              297             (152)
                                                                         --------------------------
      Equity in net income of USPEs                                      $  2,108              294
                                                                         ==========================


Aircraft, rotable components, and aircraft engines: As of December 31, 1999 the Partnership had an interest in an entity owning two DC-9 Stage III commercial aircraft on a direct finance lease. As of December 31, 1998, the Partnership had an interest in two trusts that owned a total of three Boeing 737-200A Stage II commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables (the Two Trusts), and an interest in an entity owning two DC-9 Stage III commercial aircraft on a direct finance lease. During the year ended December 31, 1999, revenues of $0.4 million and the gain from the sale of the Partnership's interest in the Two Trusts of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. During the same period of 1998, revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. Revenues decreased $0.8 million and depreciation expense, direct expenses, and administrative expenses decreased $0.6 million due to the sale of the Partnership's investment in the Two Trusts.

Marine vessels: As of December 31, 1999, the Partnership owned an interest in two entities owning a total of two marine vessels. As of December 31, 1998, the Partnership owned an interest in three entities owning a total of three marine vessels. During the year ended December 31, 1999, lease revenues of $5.2 million and the gain of $1.9 million from the sale of the Partnership's interest in an entity owning a marine vessel were offset by depreciation expense, direct expenses, and administrative expenses of $6.8 million. During the same period of 1998, lease revenues of $6.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $6.6 million.

The decrease in lease revenues of $1.2 million was primarily due to lower lease rates earned on the Partnership's investments in entities that own marine vessels.

Depreciation expense, direct expenses, and administrative expenses increased $0.2 million during the year ended December 31, 1999 when compared to the same period of 1998. The following changes occurred:

     (i) Marine operating expenses increased $1.2 million during 1999 when compared to 1998. An increase in marine operating expenses of $0.9 million was due to one marine vessel that switched to a voyage charter during 1999 that was on a time charter during 1998. Also, the other marine vessel that was on voyage charter during 1999 and 1998, had an increase of $0.5 million in marine operating expenses during 1999. This marine vessel was with the same charterer the entire year of 1998, when this marine vessel changed to a different charterer, the new charterer charged the Partnership higher operating expenses. Marine operating expenses for the remaining marine vessel that was sold decreased $0.1 million during the year ended December 31, 1999 when compared to the same period of 1998;

     (ii)Insurance expense increased $0.3 million during 1999 when compared to 1998. During 1999, the marine vessel entities had increased insurance premiums of $0.2 million on certain insurance coverage that it was now responsible for when compared to 1998, during which the lessee was responsible for the premiums on these insurance coverage. Additionally, the marine vessel entities received a $0.1 million loss-of-hire insurance refund during 1998 from TEI, due to lower claims from the insured entities. These marine vessel entities did not receive a refund during 1999.

     (iii)Repairs and maintenance decreased $0.8 million due to fewer repairs required;

     (iv)Depreciation expense decreased $0.4 million resulting from the use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned;

(f)  Net Income

As a result of the foregoing, the Partnership's net income for the year ended December 31, 1999 was $1.3 million, compared to net income of $2.4 million during the same period in 1998. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 1999 is not necessarily indicative of future periods. In the year ended December 31, 1999, the Partnership distributed $8.1 million to the limited partners, or $0.90 per weighted-average limited partnership unit.

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

                                                                                For the Years
                                                                             Ended December 31,
                                                                            1998             1997
                                                                         ----------------------------
  Aircraft and aircraft engines                                          $  8,811         $  9,279
  Marine vessels                                                            2,777            2,650
  Trailers                                                                  2,150            1,918
  Railcars                                                                  1,928            2,062
  Marine containers                                                         1,206            2,057

Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $8.9 million and $0.1 million, respectively, for the year ended December 31, 1998, compared to $9.4 million and $0.1 million, respectively, during the same period of 1997. The decrease in aircraft contribution of $0.5 million was due to the sale of two commuter aircraft and an aircraft engine during 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $7.5 million and $4.7 million, respectively, for the year ended December 31, 1998, compared to $12.8 million and $10.1 million, respectively, during the same period of 1997. A decrease in marine vessel lease revenues of $6.1 million was due to the sale of two marine vessels during the fourth quarter of 1997 offset in part, by an increase in lease revenues of $1.9 million from the purchase of an additional marine vessel during March 1998. Additionally, lease revenues decreased $1.0 million due to lower lease rates earned on the remaining marine vessel during 1998 when compared to the same period of 1997. Marine vessel direct operating expenses decreased $4.9 million as a direct result of the sale of two marine vessels and also decreased $0.6 million as the result of lower operating expenses on the remaining marine vessel. The decreases in marine vessel direct expenses were off set in part, by an increase of $0.1 million as the result of the purchase of an additional marine vessel during March 1998. Marine vessel contribution also increased as a result of a $0.3 million loss-of-hire insurance refund from Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner, due to lower claims from the insured Partnership and other insured affiliated partnerships.

Trailers: Trailer lease revenues and direct expenses were $2.8 million and $0.7 million, respectively, for the year ended December 31, 1998, compared to $2.8 million and $0.8 million, respectively, during the same period of 1997. The trailer contribution increased during 1998 due to fewer maintenance repairs needed for trailers in the PLM affiliated rental yards, when compared to 1997.

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

(d)  Interest and Other Income

Interest and other income decreased $0.2 million for the year ended December 31, 1998, when compared to the same period of 1997. A decrease of $0.3 million in other income was due to the repossession of the aircraft that was on a direct finance lease during 1997. This decrease was offset, in part, by an increase of $0.1 million in interest income due to higher average cash balances available for investment in 1998 when compared to 1997.

(e)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                                For the Years
                                                                              Ended December 31,
                                                                            1998              1997
                                                                         -----------------------------
  Aircraft, rotable components, and aircraft engines                     $     446        $    1,215
  Marine vessels                                                              (152)           (1,479)
                                                                         -----------------------------
      Equity in net income (loss) of USPEs                               $     294        $     (264)
                                                                         =============================



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

The Partnership's equipment on lease to U.S. domiciled lessees consists of trailers, railcars, and aircraft. During 1999, U.S. lease revenues accounted for 25% of the total lease revenues of wholly- and partially-owned equipment while net income accounted for $1.6 million of the Partnership's net income of $1.3 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consists of railcars and aircraft. During 1999, Canadian lease revenues accounted for 16% of the total lease revenues of wholly- and partially-owned equipment, and recorded net income of $1.6 million, compared to the Partnership's net income of $1.3 million.

The Partnership's owned aircraft on lease to a South American-domiciled lessee during 1999 accounted for 12% of the total lease revenues of wholly- and partially-owned equipment, and recorded a net income of $0.9 million, compared to the Partnership's net income of $1.3 million.

The Partnership's ownership share of equipment owned by USPEs on lease to a Mexican-domiciled lessee consisted of aircraft on a direct finance lease and recorded a net income of $0.3 million of the Partnership's net income of $1.3 million.

The Partnership's ownership share of equipment that was owned by USPEs on lease to European-domiciled lessees consisted of aircraft, aircraft engines, and aircraft rotables. All of the equipment on lease to the European lessee was sold during 1999 and recorded a net income of $1.5 million of the Partnership's net income of $1.3 million. The primary reason this region recorded net income was due to the sale of the Partnership's ownership in this USPE for a gain of $1.6 million.

The Partnership's owned equipment and its ownership share in USPEs on lease to lessees in the rest of the world consisted of marine vessels and marine containers. During 1999, lease revenues for these lessees accounted for 47% of the total lease revenues of wholly- and partially-owned equipment and recorded a net loss of $2.3 million, compared to the Partnership's net income of $1.3 million. The primary reason this region recorded a net loss of $2.3 million was due to the Partnership recording a loss on the revaluation of a owned marine vessel of $2.9 million.

(F) Effects of Year 2000

As of March 20, 2000, the Partnership has not experienced any material Year 2000
(Y2K) issues with either its internally developed software or purchased software. In addition, to date, the Partnership has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The amount allocated to the Partnership by the General Partner related to Y2K issues has not been material. The General Partner continues to monitor its systems for any potential Y2K issues.

(G)  Inflation

Inflation had no significant impact on the Partnership's operations during 1999, 1998, or 1997.

(H)  Forward-Looking Information

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

(I)  Outlook for the Future

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

Factors affecting the Partnership's contribution during the year 2000 and beyond include:

1. A worldwide increase in available marine containers to lease has led to declining lease rates for this equipment. In addition, some of the Partnership's refrigerated marine containers have become delaminated. This condition lowers the demand for these marine containers which has lead to declining lease rates and lower utilization.

2. Depressed economic conditions in Asia during most of 1999 has led to declining freight rates for dry bulk marine vessels. As Asia begins its economic recovery and in the absence of new additional orders, this market would be expected to stabilize and improve over the next one to two years.

3. The Partnership owns an anchor handling supply marine vessel that has a fixed lease rate due to expire in the year 2000. If the economic conditions remain the same, the General Partner would expect to re-lease this marine vessel at a rate much lower than the rate that is currently in place.

4. Railcar loading in North America has continued to be high, however a softening in the market in the last quarter of 1999, may lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

Several other factors may affect the Partnership's operating performance in the year 2000 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Repricing Risk

Certain portions of the Partnership's aircraft, railcar, marine container, marine vessel, and trailer portfolios will be remarketed in 2000 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner may select to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels in U.S. ports, resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership's Stage II aircraft are scheduled to be either modified to meet Stage III requirements, sold, or re-leased in countries that do not require this regulation. The Federal Railroad Administration has mandated that effective July 1, 2000, all jacketed and non-jacketed tank railcars must be re-qualified to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test.

(3)  Distributions

Pursuant to the limited partnership agreement, the Partnership stopped reinvesting in additional equipment beginning in its seventh year of operation, which commenced on January 1, 1999. The General Partner intends to pursue a strategy of selectively re-leasing equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive, in the period prior to the final liquidation of the Partnership. During this time, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used-equipment values may preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity. Consequently, the General Partner cannot establish future distribution levels with any certainty at this time.

The Partnership's permanent debt obligation began to mature in February 1997. The General Partner believes that sufficient cash flow from operations and equipment sales will be available in the future for repayment of debt.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of interest rate and currency risk. The Partnership's senior secured note is a variable rate debt. The Partnership estimates a one percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.1 million in 2000, and $38,000 in 2001. The Partnership estimates a two percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.2 million in 2000, and $0.1 million in 2001.

During 1999, 75% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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













                      (This space intentionally left blank)

                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------

Robert N. Tidball                        61      Chairman of the Board, Director,  President,  and Chief Executive
                                                 Officer, PLM International, Inc.;
                                                 Director, PLM Financial Services, Inc.;
                                                 Vice   President,   PLM  Railcar   Management   Services,   Inc.;
                                                 President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    52      Director, PLM International, Inc.

Douglas P. Goodrich                      53      Director  and Senior Vice  President,  PLM  International,  Inc.;
                                                 Director and President,  PLM Financial Services, Inc.; President,
                                                 PLM Transportation Equipment Corporation;  President, PLM Railcar
                                                 Management Services, Inc.

Warren G. Lichtenstein                   34      Director, PLM International, Inc.

Howard M. Lorber                         51      Director, PLM International, Inc.

Harold R. Somerset                       64      Director, PLM International, Inc.

Robert L. Witt                           59      Director, PLM International, Inc.

Robin L. Austin                          53      Vice President, Human Resources, PLM International,  Inc. and PLM
                                                 Financial Services, Inc.

Stephen M. Bess                          53      President,  PLM Investment  Management,  Inc.; Vice President and
                                                 Director, PLM Financial Services, Inc.

Richard K Brock                          37      Vice President and Chief Financial  Officer,  PLM  International,
                                                 Inc. and PLM Financial Services, Inc.

Susan C. Santo                           37      Vice   President,    Secretary,    and   General   Counsel,   PLM
                                                 International, Inc. and PLM Financial Services, Inc.


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

Richard K Brock was appointed Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, after having served as Acting CFO since June 1999. Mr. Brock served as Corporate Controller of PLM International and PLM Financial Services, Inc. beginning in June 1997, as Director of Planning and General Accounting beginning in February 1994, and as an accounting manager beginning in September 1991. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

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

ITEM 11.   EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1999.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), cash available for distributions, and net disposition proceeds of the Partnership. As of December 31, 1999, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B) Security Ownership of Management

         Neither the General Partner and its affiliates nor any officer or director of the General Partner and its affiliates own any limited partnership units of the Partnership as of December 31, 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A) Transactions with Management and Others

         During 1999, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $1.0 million, equipment acquisition fees, $0.1 million; lease negotiation fees, $13,000, and administrative and data processing services performed on behalf of the Partnership, $0.9 million.

         During 1999, the Partnership's proportional share of ownership in USPEs paid or accrued the following fees to FSI or its affiliates: management fees, $0.3 million; and administrative and data processing services, $0.1 million.

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


Dated: March 20, 2000                   PLM EQUIPMENT GROWTH FUND V
                                        PARTNERSHIP

                                        By: PLM Financial Services, Inc.
                                            General Partner


                                        By: /s/ Douglas P. Goodrich
                                            Douglas P. Goodrich
                                            President and Director


                                        By: /s/ Richard K Brock
                                            Richard K Brock
                                            Vice President and
                                            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                    Capacity                   Date



*
Robert N. Tidball       Director, FSI              March 20, 2000



*
Douglas P. Goodrich     Director, FSI              March 20, 2000



*
Stephen M. Bess         Director, FSI              March 20, 2000


*Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan C. Santo
Susan C. Santo
Attorney-in-Fact

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                          Page

Independent auditors' report                                               30

Balance sheets as of December 31, 1999 and 1998                            31

Statements of income for the years ended
     December 31, 1999, 1998, and 1997                                     32

Statements of changes in partners' capital for the
     years ended December 31, 1999, 1998, and 1997                         33

Statements of cash flows for the years ended
     December 31, 1999, 1998, and 1997                                     34

Notes to financial statements                                           35-46


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund V as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.






SAN FRANCISCO, CALIFORNIA
March 12, 2000

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (in thousands of dollars, except unit amounts)


                                                                                      1999                  1998
                                                                                  -----------------------------------
  Assets

  Equipment held for operating leases, at cost                                    $   102,326          $    109,515
  Less accumulated depreciation                                                       (72,847)              (68,711)
                                                                                  -----------------------------------
    Net equipment                                                                      29,479                40,804

  Cash and cash equivalents                                                             4,188                 1,774
  Restricted cash                                                                         441                   108
  Accounts receivable, less allowance for doubtful accounts of
      $47 in 1999 and $77 in 1998                                                       2,187                 3,188
  Investments in unconsolidated special-purpose entities                                9,633                15,144
  Lease negotiation fees to affiliate, less accumulated
      amortization of $64 in 1999 and $293 in 1998                                         53                   119
  Debt issuance costs, less accumulated amortization
      of $84 in 1999 and $405 in 1998                                                      48                   118
  Debt placement fees to affiliate, less accumulated
      amortization of $340 in 1998                                                         --                    40
  Prepaid expenses and other assets                                                        54                    81
                                                                                  -----------------------------------

        Total assets                                                              $    46,083          $     61,376
                                                                                  ===================================

  Liabilities and partners' capital

  Liabilities
  Accounts payable and accrued expenses                                           $       501          $        593
  Due to affiliates                                                                       304                   339
  Lessee deposits and reserve for repairs                                               2,788                 2,450
  Note payable                                                                         15,484                23,588
                                                                                  -----------------------------------
    Total liabilities                                                                  19,077                26,970
                                                                                  -----------------------------------

  Partners' capital
  Limited partners (limited partnership units of 9,067,911 and
        9,081,028 as of December 31, 1999 and 1998, respectively)                      27,006                34,406
  General Partner                                                                          --                    --
                                                                                  -----------------------------------
    Total partners' capital                                                            27,006                34,406
                                                                                  -----------------------------------

        Total liabilities and partners' capital                                   $    46,083          $     61,376
                                                                                  ===================================












                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
         (in thousands of dollars, except weighted-average unit amounts)



                                                                            1999            1998           1997
                                                                         -------------------------------------------
  REVENUES

  Lease revenue                                                          $  20,276      $   22,911      $  29,493
  Interest and other income                                                    239             404            640
  Net gain on disposition of equipment                                         253             732         10,990
                                                                         -------------------------------------------
      Total revenues                                                        20,768          24,047         41,123
                                                                         -------------------------------------------

  EXPENSES

  Depreciation and amortization                                              9,322          11,237         15,693
  Repairs and maintenance                                                    1,535           2,291          2,690
  Equipment operating expenses                                               3,275           3,763          6,088
  Insurance expense to affiliate                                                --            (214)           838
  Other insurance expenses                                                     642             259          1,933
  Management fees to affiliate                                               1,027           1,133          1,480
  Interest expense                                                           1,288           1,950          2,593
  General and administrative expenses to affiliates                            914             974            981
  Other general and administrative expenses                                    659             593            731
  Loss on revaluation of equipment                                           2,899              --             --
  Provision for (recovery of) bad debts                                         13              27            (89)
                                                                         -------------------------------------------
      Total expenses                                                        21,574          22,013         32,938
                                                                         -------------------------------------------

  Minority interests                                                            --              42             --

  Equity in net income (loss) of unconsolidated
    special-purpose entities                                                 2,108             294           (264)
                                                                         ------------------------------------------
  Net income                                                             $   1,302      $    2,370      $   7,921
                                                                         ===========================================

  PARTNERS' SHARE OF NET INCOME

  Limited partners                                                       $     824      $    1,796      $   7,154
  General Partner                                                              478             574            767
                                                                         -------------------------------------------

  Total                                                                  $   1,302      $    2,370      $   7,921
                                                                         ===========================================

  Net income per weighted-average limited partnership unit               $    0.09      $     0.20      $    0.79
                                                                         ===========================================

  Cash distribution                                                      $   8,617      $   12,008      $  15,346
                                                                         ===========================================

  Cash distribution per weighted-average limited
      partnership unit                                                   $    0.90      $    1.26       $    1.60
                                                                         ===========================================








                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                            (in thousands of dollars)



                                                         Limited            General
                                                         Partners           Partner             Total
                                                       ---------------------------------------------------

    Partners' capital as of December 31, 1996          $    52,296          $    --          $   52,296

  Net income                                                 7,154              767               7,921

  Purchase of limited partnership units                       (785)              --                (785)

  Cash distribution                                        (14,579)            (767)            (15,346)
                                                       ---------------------------------------------------

    Partners' capital as of December 31, 1997               44,086               --              44,086

  Net income                                                 1,796              574               2,370

  Purchase of limited partnership units                        (42)              --                 (42)

  Cash distribution                                        (11,434)            (574)            (12,008)
                                                       ---------------------------------------------------

    Partners' capital as of December 31, 1998          $    34,406          $    --          $   34,406

  Net income                                                   824              478               1,302

  Purchase of limited partnership units                        (85)              --                 (85)

  Cash distribution                                         (8,139)            (478)             (8,617)
                                                       ---------------------------------------------------

    Partners' capital as of December 31, 1999          $    27,006          $    --          $   27,006
                                                       ===============================================








                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)

                                                                            1999            1998             1997
                                                                        -----------------------------------------------
  Operating activities  Net income                                       $   1,302       $   2,370        $    7,921
  Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
    Depreciation and amortization                                            9,322          11,237            15,693
    Loss on revaluation of equipment                                         2,899              --                --
    Net gain on disposition of equipment                                      (253)           (732)          (10,990)
    Equity in net (income) loss of unconsolidated
      special-purpose entities                                              (2,108)           (294)              264
    Changes in operating assets and liabilities:
      Restricted cash                                                         (333)              3               442
      Accounts and note receivable, net                                      1,001             158              (490)
      Prepaid expenses and other assets                                         27              33               444
      Accounts payable and accrued expenses                                    (92)         (1,244)              777
      Due to affiliates                                                        (35)           (138)             (222)
      Minority interest                                                         --          (2,637)            2,637
      Lessee deposits and reserve for repairs                                  338             806            (1,438)
                                                                         --------------------------------------------
         Net cash provided by operating activities                          12,068           9,562            15,038
                                                                         ---------------------------------------------

  Investing activities
  Proceeds from disposition of equipment                                       860           8,717            25,831
  Equipment held for sale                                                       --              --            (3,397)
  Payments for purchase of equipment and capitalized repairs                (1,256)         (9,485)             (165)
  Payments for equipment acquisition deposits                                    --             --              (920)
 Investment in and equipment purchased and placed in
    unconsolidated special-purpose entities                                      --             --            (9,608)
 Distribution from liquidation of unconsolidated
    special-purpose entity                                                   7,354              --                --
 Distribution from unconsolidated special-purpose entities                     265           4,130             3,037
 Payments of acquisition fees to affiliate                                     (56)           (468)               --
 Payments of lease negotiation fees to affiliate                               (13)           (104)               --
                                                                        ---------------------------------------------
       Net cash provided by investing activities                             7,154           2,790            14,778
                                                                        ---------------------------------------------

 Financing activities
 Proceeds from short-term note payable                                          --           3,950             9,110
 Payments of short-term note payable                                            --          (3,950)          (11,573)
 Payments of note payable                                                   (8,104)         (8,412)           (6,000)
 Proceeds from short-term loan from affiliate                                3,200           1,981             1,610
 Payment of short-term loan to affiliate                                    (3,200)         (1,981)           (1,610)
 Cash distribution paid to General Partner                                    (478)           (574)             (767)
 Cash distribution paid to limited partners                                 (8,139)        (11,434)          (14,579)
 Purchase of limited partnership units                                         (85)            (42)             (785)
                                                                        ---------------------------------------------
       Net cash used in financing activities                               (16,806)        (20,462)          (24,594)
                                                                        ---------------------------------------------

 Net increase (decrease) in cash and cash equivalents                        2,414          (8,110)            5,222
 Cash and cash equivalents at beginning of year                              1,774           9,884             4,662
                                                                        ---------------------------------------------
 Cash and cash equivalents at end of year                               $    4,188       $   1,774         $   9,884
                                                                        =============================================

 Supplemental information
 Interest paid                                                          $    1,348       $   2,047         $   2,843
                                                                        =============================================




                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

FSI  manages  the  affairs  of  the  Partnership.   Cash  distributions  of  the
Partnership are generally allocated 95% to the limited partners and 5% to the General Partner. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The General Partner is entitled to subordinated incentive fees equal to 5% of cash available for distribution and 5% of net disposition proceeds (as defined in the partnership agreement), which are distributed by the Partnership after the limited partners have received a certain minimum rate of return.

The General Partner has determined that it will not adopt a reinvestment plan for the Partnership. If the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. For the years ended December 31, 1999, 1998, and 1997, the Partnership had purchased 13,117, 5,580 and 82,411 limited partnership units for $0.1 million, $42,000, and $0.8 million, respectively.

As of December 31, 1999, the Partnership agreed to purchase approximately 2,300 units for an aggregate price of approximately $12,500. The General Partner anticipates that these units will be purchased in the first and second quarters of 2000. In addition to these units, the General Partner may purchase additional units on behalf of the Partnership in the future.

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

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.   BASIS OF PRESENTATION  (CONTINUED)

ACCOUNTING FOR LEASES

The Partnership's leasing operations consists primarily of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (SFAS 13). Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification, as required by SFAS 13.

DEPRECIATION AND AMORTIZATION

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment. The depreciation method changes to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs are amortized over the term of the related loan (see Note 7). Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the remaining life of the equipment.

TRANSPORTATION EQUIPMENT

In accordance with the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $2.9 million to the carrying value of a marine vessel was required during 1999. No reductions to the carrying value of equipment were required during either 1998, or 1997.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS 121

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

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.   BASIS OF PRESENTATION  (CONTINUED)

REPAIRS AND MAINTENANCE

Repair and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are accrued as incurred. Certain costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Partnership has the obligation to fund and accrue the difference. In certain instances, if the aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional sales proceeds. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

NET INCOME (LOSS) AND DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

Special allocations of income are made to the General Partner to the extent necessary to cause the capital account balance of the General Partner to be zero as of the close of such year.

Cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. The limited partners' net income (loss) is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $7.3 million, $9.6 million, and $7.4 million in 1999, 1998, and 1997, respectively, were deemed to be a return of capital.

Cash distributions related to the fourth quarter of 1999 of $1.7 million, $1.4 million in 1998, and $2.8 million in 1997, were paid during the first quarter of 2000, 1999, and 1998, respectively.

NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the year. The weighted-average number of Partnership units deemed outstanding during the years ended December 31, 1999, 1998, and 1997 was 9,071,929, 9,082,093, and 9,107,121,
respectively.

CASH AND CASH EQUIVALENTS

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of one year or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.   BASIS OF PRESENTATION  (CONTINUED)

COMPREHENSIVE INCOME

The Partnership's net income is equal to comprehensive income for the years ended December 31, 1999, 1998, and 1997.

RESTRICTED CASH

As of December 31, 1999 and 1998, restricted cash represented lessee security deposits held by the Partnership.

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

An officer of PLM Securities Corp., a wholly-owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable either to owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that is subject to full payout net leases, or (c) 7% of the gross lease revenues attributable to equipment, if any, that is subject to per diem leasing arrangements and thus is operated by the Partnership. Partnership management fees of $0.2 million were payable as of December 31, 1999 and 1998. The Partnership's proportional share of USPE management fee expense of $0.1 million was payable as of December 31, 1999 and 1998. The Partnership's proportional share of USPE management fee expense was $0.3 million, $0.4 million and $0.3 million during 1999, 1998, and 1997, respectively. The Partnership reimbursed FSI for data processing and administrative expenses directly attributable to the Partnership in the amount of $0.9 million, $1.0 million, and $1.0 million during 1999, 1998, and 1997, respectively. The Partnership's proportional share of USPE data processing and administrative expenses reimbursed to FSI was $0.1 million during 1999, 1998, and 1997. Debt placement fees were paid to FSI in an amount equal to 1% of the Partnership's long-term borrowings during 1991.

The Partnership paid $0.1 million and $0.8 million in 1998 and 1997, respectively, to Transportation Equipment Indemnity Company Ltd. (TEI), an affiliate of the General Partner, which provided marine insurance coverage and other insurance brokerage services. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $47,000 and $0.3 million during 1998 and 1997, respectively. A substantial portion of this amount was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. Also, during 1998, the Partnership and the USPEs received a $0.4 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated programs. During 1999 and 1998, TEI did not provide the same level of insurance coverage as had been provided during 1997. These services were provided by an unaffiliated third party. PLM International liquidated TEI in 2000.

The Partnership and the USPEs paid or accrued lease negotiation and equipment acquisition fees of $0.1 million, $0.6 million, and $0.5 million to TEC in 1999, 1998, and 1997, respectively.

As of December 31, 1999, approximately 67% of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner, doing business as PLM Trailer Leasing. Rents are reported as revenue in accordance with Financial Accounting Standards Board Statement No. 13 "Accounting for Leases". Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES (CONTINUED)

The Partnership owned certain equipment in conjunction with affiliated programs during 1999, 1998, and 1997 (see Note 4).

The Partnership borrowed a total of $3.2 million, $2.0 million, and $1.6 million from the General Partner for a period of time during 1999, 1998, and 1997, respectively. The General Partner charged the Partnership market interest rates for the time the loan was outstanding. Total interest paid to the General Partner was $15,000, $3,000, and $10,000 during 1999, 1998, and 1997, respectively.

The balance due to affiliates as of December 31, 1999 and 1998 included $0.2 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs.

3.       EQUIPMENT

The components of owned equipment as of December 31 were as follows (in thousands of dollars):

           Equipment Held for Operating Leases                1999                 1998
  ------------------------------------------------------ ------------------------------------
    Aircraft and rotable components                      $     52,402           $   51,090
    Marine vessels                                             20,276               25,890
    Rail equipment                                             11,328               11,383
    Trailers                                                    9,245                9,310
    Marine containers                                           9,075               11,842
                                                         ------------------------------------
                                                              102,326              109,515
    Less accumulated depreciation                             (72,847)             (68,711)
                                                         ------------------------------------
      Net equipment                                      $     29,479           $   40,804
                                                         ====================================


Revenues are earned under operating leases. In most cases, lessees are invoiced for equipment leases on a monthly basis. All equipment invoiced monthly are based on a fixed rate except for a small number of railcars which are based on mileage traveled. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment.

As of December 31, 1999, all owned equipment was on lease or operating in PLM-affiliated short-term trailer rental yards. As of December 31, 1998, all owned equipment was on lease or operating in PLM-affiliated short-term trailer rental yards except for 10 railcars with a net book value of $0.1 million.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS 121. During 1999, reductions to the carrying value of marine vessels of $2.9 were required.

During 1999, the Partnership purchased a hush-kit for one of the Partnership's Boeing 737-200 commercial aircraft for $1.3 million, including acquisition fees of $0.1 million paid to FSI for the purchase of this equipment. The Partnership was required to install the hush-kit per the Partnership's lease agreement. During 1998, the Partnership completed the purchase of a marine vessel for $9.6 million, including acquisition fees of $0.4 million paid to FSI. The Partnership also purchased a Boeing 737-200 hushkit which was installed on one of the Partnership's stage II aircraft during 1998 for $1.3 million, including acquisition fees of $0.1 million paid to FSI.

During 1999, the Partnership disposed of marine containers, railcars, and trailers with an aggregate net book value of $0.6 million, for $0.9 million. In addition, during 1999, the Partnership recorded a revaluation loss on two marine vessels of $2.9 million. During 1998, the Partnership disposed of an

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

3.   EQUIPMENT (CONTINUED)

aircraft, marine containers, railcars, and trailers, with an aggregate net book value of $8.0 million, for $8.7 million.

All wholly- and partially-owned equipment on lease is accounted for as operating leases, except for one finance lease. Future minimum rentals under noncancelable operating leases, as of December 31, 1999, for wholly- and partially-owned equipment during each of the next five years are approximately $10.0 million in 2000, $6.8 million in 2001, $1.3 million in 2002, $0.9 million in 2003, and $0.5 million in 2004. Per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to approximately $9.2 million, $12.2 million, and $14.0 million in 1999, 1998, and 1997, respectively.

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The Partnership owns equipment jointly with affiliated programs.

In September 1999, the General Partner amended the corporate-by-laws of certain USPE's in which an affiliated program owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the disposition and other significant business decisions in regard to that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment. Accordingly, as of December 31, 1999, the balance sheet reflects all investments in USPEs on an equity basis.

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) as of December 31 (in thousands of dollars):

                                                                                            1999              1998
                                                                                        ------------------------------
         48% interest in an entity owning a product tanker                              $   5,885        $    6,890
         25% interest in two commercial aircraft on direct finance lease                    2,535             2,771
         50% interest in an entity owning a product tanker                                  1,333             1,552
         17% interest in two trusts that owned a total of three commercial aircraft,
                    two aircraft engines, and a portfolio of aircraft rotables                 --             2,059
         50% interest in an entity that owned a bulk carrier                                 (120)            1,872
                                                                                       ============================
             Net investments                                                            $   9,633        $   15,144

                                                                                       ============================


As  of  December  31,  1999  and  1998,  all  jointly-owned   equipment  in  the
Partnership's USPE portfolio was on lease.

During 1999, the General Partner sold the Partnership's 17% interest in two trusts that owned a total of three Boeing 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables and its 50% interest in an entity owning a marine vessel. The Partnership's interest in these trusts and entity were sold for proceeds of $7.4 million for its net investment of $3.9 million.

The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the years ended December 31 (in thousands of dollars):

                               1999                          1998                         1997

                      Total        Net Interest    Total       Net Interest         Total     Net Interest
                      USPEs        of Partnership  USPEs       of Partnership       USPE's    of Partnership
                      ---------------------------  ---------------------------   ------------------------------
 Net Investments     $    25,000     $    9,633     $   44,678     $   15,144    $    60,783   $   18,980
 Lease revenues           10,347          5,068         12,317          7,194         17,510        5,868
 Net income (loss)        11,039          2,108          2,151            294          4,604         (264)


                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

5.   OPERATING SEGMENTS

The Partnership operates primarily in five operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1999  Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
     ------------------------------------  -------   -------    -------   -------    -------    -----       -----

     Revenues
       Lease revenue                       $  8,162  $    699   $  6,214  $  2,727   $  2,474  $     --   $ 20,276
       Interest income and other                 59        13          6        --         28       133        239
       Gain  (loss)  on   disposition   of       --       249         --       (16)        20        --        253
        equipment
                                           ------------------------------------------------------------------------
         Total revenues                       8,221       961      6,220     2,711      2,522       133     20,768
                                           ------------------------------------------------------------------------

     Costs and expenses
       Operations support                       162         5      3,882       870        485        48      5,452
       Depreciation and amortization          5,264       590      2,063       666        600       139      9,322
       Interest expense                          --        --         --        --         --     1,288      1,288
       Management fees                          334        35        311       171        176        --      1,027
       General and administrative expenses       67        --         35       628         52       791      1,573
       Loss on revaluation                       --        --      2,899        --         --        --      2,899
       Provision  for  (recovery  of)  bad       --        (4)        --        29        (12)       --         13
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             5,827       626      9,190     2,364      1,301     2,266     21,574
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs            1,811        --        297        --         --        --      2,108
                                           ------------------------------------------------------------------------
                                           ========================================================================
         Net income (loss)                 $  4,205  $    335   $ (2,673 )$    347   $  1,221  $ (2,133 ) $  1,302
                                           ========================================================================

         Total  assets as of December  31, $ 18,690  $  1,854   $ 13,515  $  3,821   $  3,420  $  4,783   $ 46,083
     1999
                                           ========================================================================

                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
     ------------------------------------  -------   -------    -------   -------    -------    -----       -----

     Revenues
       Lease revenue                       $  8,903  $  1,217   $  7,478  $  2,817   $  2,496  $     --   $ 22,911
       Interest income and other                 45        11         74        --         25       249        404
       Gain  (loss)  on   disposition   of      (82 )     665         --       144          5        --        732
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       8,866     1,893      7,552     2,961      2,526       249     24,047
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                        92        11      4,701       667        568        60      6,099
       Depreciation and amortization          6,846       846      1,894       809        695       147     11,237
       Interest expense                          --        --         --        --         --     1,950      1,950
       Management fees to affiliate             343        60        372       186        172        --      1,133
       General and administrative expenses       75         1         54       632         48       757      1,567
       Provision  for  (recovery  of)  bad       --        --         --        30         (3)       --         27
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             7,356       918      7,021     2,324      1,480     2,914     22,013
                                           ------------------------------------------------------------------------
     Minority interest                           42        --         --        --         --        --         42
     Equity in net income (loss) of USPEs       446        --       (152)       --         --        --        294
                                           ------------------------------------------------------------------------
                                           ========================================================================
         Net income (loss)                 $  1,998  $    975   $    379  $    637   $  1,046  $ (2,665)  $  2,370
                                           ========================================================================

         Total  assets as of December  31, $ 24,765  $  3,281   $ 22,112  $  4,052   $  4,060  $  3,106   $ 61,376
     1998
                                           ========================================================================

<F1>

1 Includes interest income and costs not identifiable to a particular segment, such as: interest expense, and certain general and administrative operations support expenses.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

5.   OPERATING SEGMENTS (CONTINUED)


                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1997  Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
     ------------------------------------  -------   -------    -------   -------    -------    -----       -----

     REVENUES
       Lease revenue                       $  9,388  $  2,073   $ 12,760  $  2,758   $  2,514  $     --   $ 29,493
       Interest income and other                388        12         65        --         19       156        640
       Gain  (loss)  on   disposition   of    2,259       828      7,902         6         (5)       --     10,990
        equipment
                                           ------------------------------------------------------------------------
         Total revenues                      12,035     2,913     20,727     2,764      2,528       156     41,123
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                       109        17     10,110       840        452        21     11,549
       Depreciation and amortization         10,037     1,286      2,413       994        813       150     15,693
       Interest expense                          --        --         --        --         --     2,593      2,593
       Management fees to affiliate             329       103        637       187        170        54      1,480
       General and administrative expenses       53         1        116       563         46       933      1,712
       Provision  for  (recovery  of)  bad     (127 )       4         --       (20)        54        --        (89)
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses            10,401     1,411     13,276     2,564      1,535     3,751     32,938
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,215        --     (1,479)       --         --        --       (264)
                                           ------------------------------------------------------------------------
                                           ========================================================================
         Net income (loss)                 $  2,849  $  1,502   $  5,972  $    200   $    993  $ (3,595)  $  7,921
                                           ========================================================================

         Total  assets as of December  31, $ 38,450  $  5,956   $ 15,953  $  5,061   $  4,796  $ 12,465   $ 82,681
     1997
                                           ========================================================================

<F1>

1 Includes interest income and costs not identifiable to a particular segment, such as: interest expense, and certain general and administrative operations support expenses.

6.   GEOGRAPHIC INFORMATION

The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, railcars, mobile offshore drilling unit, and trailers to lessees domiciled in five geographic regions:
United States, Canada, South America, Europe, and Mexico. Marine vessels and marine containers are leased to multiple lessees in different regions that operate worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

                                             Owned Equipment                       Investments in USPEs
                                   -------------------------------------     ----------------------------------
                Region                 1999        1998        1997             1999        1998        1997
       --------------------------  -------------------------------------    -----------------------------------
       United States               $    6,271   $   7,109   $   7,553       $       --  $       --   $      --
       Canada                           4,081       4,096       4,096               --          --          --
       South America                    3,011       3,011       3,011               --          --          --
       Europe                              --          --          --               --         780       1,765
       Rest of the world                6,913       8,695      14,833            5,068       6,414       4,103
                                   -------------------------------------    -------------------------------------
                                   =====================================    =====================================
         Lease revenues            $   20,276   $  22,911   $  29,493       $    5,068  $    7,194   $   5,868
                                   =====================================    =====================================

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

6.   GEOGRAPHIC INFORMATION (CONTINUED)

The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):

                                             Owned Equipment                     Investments in USPEs
                                   -------------------------------------  -----------------------------------
                Region                 1999        1998        1997          1999         1998        1997
       --------------------------  -------------------------------------  -----------------------------------
       United States               $    1,594   $   2,199   $   4,549     $       (2) $       --  $       --
       Canada                           1,599       1,555         926             --          --          --
       South America                      858        (478)     (2,712)            --          --          --
       Europe                              --          --          --          1,477          39         773
       Mexico                              --          --          --            336         407         442
       Rest of the world               (2,635)      1,505       8,950            297        (152)     (1,479)
                                   -------------------------------------  -------------------------------------
         Regional income (loss)         1,416       4,781      11,713          2,108         294        (264)
       Administrative and other        (2,222)     (2,705)     (3,528)            --          --          --
                                   =====================================  =====================================
         Net income (loss)         $     (806)      2,076   $   8,185     $    2,108  $      294  $     (264)
                                   =====================================  =====================================

The net book value of these assets as of December 31 are as follows (in thousands of dollars):

                                             Owned Equipment                       Investments in USPEs
                                   -------------------------------------     ----------------------------------
                Region                 1999        1998        1997             1999        1998        1997
       --------------------------  -------------------------------------    -----------------------------------

       United States               $    9,287   $  11,670   $  14,602       $       --  $       --   $      --
       Canada                           9,641      10,467      11,366               --          --          --
       South America                    3,004       5,008       8,345               --          --          --
       Europe                              --          --          --               --       2,059       4,027
       Mexico                              --          --          --            2,535       2,772       2,863
       Rest of the world                7,547      13,659       8,269            7,098      10,313      12,090
                                   -------------------------------------    -------------------------------------
                                       29,479      40,804      42,582            9,633      15,144      18,980
       Equipment held for sale             --          --          --               --          --       3,778
                                   =====================================    =====================================
         Net book value            $   29,479   $  40,804   $  42,582       $    9,633  $   15,144   $  22,758
                                   =====================================    =====================================


7.   NOTE PAYABLE

In November 1991, the Partnership borrowed $38.0 million under a nonrecourse loan agreement. The loan currently is secured by certain marine containers, two marine vessels, and six aircraft owned by the Partnership.

During 1996, the Partnership sold some of the assets in which the lender had a secured interest. On September 26, 1996, the existing senior loan agreement was amended and restated to reduce the interest rate, to grant increased flexibility in allowable collateral, to pledge additional equipment to the lenders, and to amend the loan repayment schedule from 16 consecutive equal quarterly installments to 20 consecutive quarterly installments with lower payments of principal for the first four payments. The Partnership incurred a loan amendment fee of $133,000 to the lender in connection with the restatement of this loan. Pursuant to the terms of the loan agreement, the Partnership must comply with certain financial covenants and maintain certain financial ratios.
The note payable is scheduled to mature on December 12, 2001.

On December 29, 1997, the existing senior loan agreement was amended and restated to allow the Partnership to deduct the next scheduled principal payment from the equipment sales proceeds, which had previously been used to paydown the loan.

The Partnership made the regularly scheduled principal payments and quarterly interest payments at a rate of LIBOR plus 1.2% per annum (7.3% at December 31, 1999 and 6.6% at December 31, 1998) to the lender of the senior loan during 1999 and 1998. The Partnership also paid the lender of the senior loan an additional $0.5 million from equipment sale proceeds, as required by the loan agreement.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

8.   CONCENTRATIONS OF CREDIT RISK

For the years ended December 31, 1999 and 1998, the Partnership's customers that accounted for 10% or more of the total consolidated revenues for the owned equipment and partially owned equipment were Varig South America (10% in 1999) and Canadian Airlines International (10% in 1998). No single lessee accounted for more than 10% of the consolidated revenues for the year ended December 31, 1997.

As of December 31, 1999 and 1998, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9.   INCOME TAXES

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 1999, the financial statement carrying amount of assets and liabilities was approximately $41.6 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10.  CONTINGENCIES

PLM International (the Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds), each a California limited partnership for which the
Company's wholly-owned subsidiary, FSI, acts as the General Partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction. In December 1997, the court granted defendants motion to compel arbitration of the named plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership. Plaintiffs appealed this decision, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the

                          PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

10.      CONTINGENCIES (CONTINUED)

district court dismissedthe petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and June 29, 1999. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Partnership's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The limited partners will be provided the opportunity to vote against the amendments by following the instructions contained in solicitation statements that will be mailed to them after being filed with the Securities and Exchange Commission. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Partnership funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in June 1999. The monetary settlement remains subject to certain conditions, including notice to the monetary class and final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including: (a) notice to the equitable class, (b) disapproval of the proposed amendments to the partnership agreements by less than 50% of the limited partners in one or more of Funds V, VI, and VII, and (c) judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing. No hearing date is currently scheduled for the final fairness hearing. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Partnership has initiated litigation in various official forums in India against the defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airlines'

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

10.  CONTINGENCIES (CONTINUED)

counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes an unfavorable outcome from the counterclaims is remote.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. The General Partner does not believe that any of these actions will be material to the financial condition of the Partnership.

11.  SUBSEQUENT EVENT

During February 2000, the Partnership made its regularly scheduled principal payment of $1.9 million and an additional $0.3 million from equipment sale proceeds, as required by the loan agreement, to the lender of the senior loan.

The Partnership borrowed $1.9 million from the General Partner during February 2000 and subsequently paid the General Partner $0.3 million during February 2000. The General Partner will charge the Partnership market interest rates during the time the loan will be outstanding.

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

     4.   Limited Partnership Agreement of Partnership.                      *

    10.1  Management  Agreement  between the  Partnership  and               *
          PLM  Investment Management, Inc.

    10.2  Amended and Restated $38,000,000 Loan Agreement, dated
          as of September 26, 1996.                                          *

    10.3  Amendment No. 1 to the Amended and Restated $38,000,000
          Loan Agreement,  dated as of December 29, 1997.                    *

    24.   Powers of Attorney.



































            * Incorporated by reference. See page 27 of this report.