Form 10-Q
period 2000-03-31
PLM EQUIPMENT GROWTH FUND V
filed 2000-05-05
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED MARCH 31, 2000


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                March 31,          December 31,
                                                                                2000                  1999
                                                                             ----------------------------------
  ASSETS

  Equipment held for operating lease, at cost                                $  103,950           $  102,326
  Less accumulated depreciation                                                 (74,163)             (72,847)
                                                                             -----------------------------------
    Net equipment                                                                29,787               29,479

  Cash and cash equivalents                                                       1,405                4,188
  Restricted cash                                                                   465                  441
  Accounts receivable, net of allowance for doubtful
      accounts of $64 in 2000 and $47 in 1999                                     1,878                2,187
  Investments in unconsolidated special-purpose entities                          9,285                9,633
  Deferred charges, net of accumulated amortization of
      $165 in 2000 and $148 in 1999                                                  85                  101
  Prepaid expenses and other assets                                                  47                   54
                                                                             -----------------------------------

        Total assets                                                         $   42,952           $   46,083
                                                                             ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Accounts payable and accrued expenses                                      $      649           $      501
  Due to affiliates                                                                 825                  304
  Lessee deposits and reserve for repairs                                         3,000                2,788
  Note payable                                                                   13,200               15,484
                                                                             -----------------------------------
      Total liabilities                                                          17,674               19,077
                                                                             -----------------------------------

  Partners' capital:

  Limited partners (9,066,161 limited partnership units as of
      March 31, 2000 and 9,067,911 as of December 31, 1999)                      25,278               27,006
  General Partner                                                                    --                   --
                                                                             -----------------------------------
      Total partners' capital                                                    25,278               27,006
                                                                             -----------------------------------

        Total liabilities and partners' capital                              $   42,952           $   46,083
                                                                             ===================================













                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                    2000              1999
                                                                                --------------------------------
  REVENUES

  Lease revenue                                                                 $     5,689       $     4,833
  Interest and other income                                                              39                46
  Net gain on disposition of equipment                                                   42                60
                                                                                --------------------------------
      Total revenues                                                                  5,770             4,939
                                                                                --------------------------------

  EXPENSES

  Depreciation and amortization                                                       2,043             2,262
  Repairs and maintenance                                                               675               475
  Equipment operating expenses                                                        1,311               519
  Insurance expenses                                                                     49               123
  Management fees to affiliate                                                          278               241
  Interest expense                                                                      269               365
  General and administrative expenses to affiliates                                     223               249
  Other general and administrative expenses                                             205               125
  Provision for (recovery of) bad debts                                                  27                (8)
                                                                                --------------------------------
      Total expenses                                                                  5,080             4,351
                                                                                --------------------------------

  Equity in net income (loss) of unconsolidated special-purpose entities                (23)            1,507
                                                                                --------------------------------

        Net income                                                              $       667       $     2,095
                                                                                ================================

  PARTNERS' SHARE OF NET INCOME

  Limited partners                                                              $       548       $     1,976
  General Partner                                                                       119               119
                                                                                --------------------------------
  Total                                                                         $       667       $     2,095
                                                                                ================================
  Net income per weighted-average limited partnership unit                      $      0.06       $      0.22
                                                                                ================================
  Cash distribution                                                             $     2,386       $     1,656
                                                                                ================================
  Cash distribution per weighted-average limited partnership unit               $      0.25       $      0.17
                                                                                ================================












                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                            ( A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE PERIOD FROM DECEMBER 31, 1998 TO MARCH 31, 2000
                            (in thousands of dollars)



                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998              $   34,406            $    --             $   34,406

  Net income                                                      824                478                  1,302

  Purchase of limited partnership units                           (85)                --                    (85)

  Cash distribution                                            (8,139)              (478)                (8,617)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1999                  27,006                 --                 27,006

  Net income                                                      548                119                    667

  Purchase of limited partnership units                            (9)               --                      (9)

  Cash distribution                                            (2,267)              (119)                (2,386)
                                                           -------------------------------------------------------

    Partners' capital as of March 31, 2000                 $   25,278            $    --             $   25,278
                                                           =======================================================































                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                                   2000          1999
                                                                               ----------------------------
OPERATING ACTIVITIES

 Net income                                                                     $     667     $   2,095
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                    2,043         2,262
   Net gain on disposition of equipment                                               (42)          (60)
   Equity in net (income) loss from unconsolidated
       special-purpose entities                                                        23        (1,507)
   Changes in operating assets and liabilities, net:
     Restricted cash                                                                  (24)           --
     Accounts receivable, net                                                         300          (240)
     Prepaid expenses and other assets                                                  7            39
     Accounts payable and accrued expenses                                            148           161
     Due to affiliates                                                                 21             4
     Lessee deposits and reserve for repairs                                          212          (125)
                                                                                ---------------------------
       Net cash provided by operating activities                                    3,355         2,629
                                                                                ---------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                   (2,463)           --
 Distribution from liquidation of unconsolidated special-purpose entity                --         3,553
 Distributions from unconsolidated special-purpose entities                           325           271
 Proceeds from disposition of equipment                                               179           225
                                                                                ---------------------------
       Net cash (used in) provided by investing activities                         (1,959)        4,049
                                                                                ---------------------------

 FINANCING ACTIVITIES

 Payments of note payable                                                          (2,284)       (1,966)
 Proceeds of short-term loan from affiliate                                         1,900            --
 Payments of short-term loan from affiliate                                        (1,400)           --
 Cash distributions paid to limited partners                                       (2,267)       (1,537)
 Cash distributions paid to General Partner                                          (119)         (119)
 Purchase of limited partnership units                                                 (9)          (32)
                                                                                ---------------------------
       Net cash used in financing activities                                       (4,179)       (3,654)
                                                                                ---------------------------

 Net (decrease) increase in cash and cash equivalents                              (2,783)        3,024
 Cash and cash equivalents at beginning of period                                   4,188         1,774
                                                                                ---------------------------
 Cash and cash equivalents at end of period                                         1,405     $   4,798
                                                                                ===========================

 SUPPLEMENTAL INFORMATION
 Interest paid                                                                  $     300     $     398
                                                                                ===========================







                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

1.   OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund V (the
Partnership) as of March 31, 2000 and December 31, 1999, the statements of income for the three months ended March 31, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to March 31, 2000, and the statements of cash flows for the three months ended March 31, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

2.   SCHEDULE OF PARTNERSHIP PHASES

Beginning in the Partnership's seventh year of operations, which commenced on January 1, 1999, the General Partner stopped purchasing additional equipment. Surplus cash, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The Partnership will be terminated by December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events.

3.   PURCHASE OF LIMITED PARTNERSHIP UNITS

In 1999, the Partnership agreed to purchase approximately 2,300 limited partnership units in 2000 for an aggregate purchase price of up to $12,500. During the three months ended March 31, 2000, the Partnership purchased 1,750 limited partnership units for $9,000. The General Partner may purchase the additional units in the future.

4.   CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 2000 and 1999, cash distributions totaled $2.4 million and $1.7 million, respectively. Cash distributions of $1.7 million to the limited partners during the three months ended March 31, 2000 were deemed to be a return of capital None of the cash distributions to the limited partners for the three months ended March 31, 1999, were deemed to be a return of capital.

Cash distributions related to the results from the first quarter of 2000 of $1.7 million, will be paid during the second quarter of 2000.

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of March 31, 2000, included $0.5 million due to FSI for a short-term loan, $0.2 million due to IMI for management fees, and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1999, included $0.2 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs.

During the three months ended March 31, 2000, the Partnership borrowed $1.9 million from the General Partner for a short-term loan and repaid $1.4 million to the General Partner. The General Partner charged the Partnership $6,000 in interest using market interest rates. The Partnership will pay the General Partner market interest rates on the remaining balance of the short-term loan until the loan is fully paid.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of March 31, 2000 and December 31, 1999.

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                                       For the Three Months
                                                         Ended March 31,
                                                         2000         1999
                                                    ---------------------------
  Management fees                                   $      73      $      84
  Data processing and administrative
     expenses                                              16             22

6.   Equipment

The components of owned equipment were as follows (in thousands of dollars):

                                                  March 31,         December 31,
                                                   2000                1999
                                               ---------------------------------

  Aircraft                                     $   54,861          $   52,402
  Marine vessels                                   20,276              20,276
  Railcars                                         11,329              11,328
  Trailers                                          9,235               9,245
  Marine containers                                 8,249               9,075
                                               -----------         -----------
                                                  103,950             102,326
  Less accumulated depreciation                   (74,163)            (72,847)
                                               -----------         -----------
      Net equipment                            $   29,787          $   29,479
                                               ===========         ===========

As of March 31, 2000, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities except for a marine vessel with a net book value of $3.8 million. As of December 31, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities.

During the three months ended March 31, 2000, the Partnership purchased a hush-kit for one of the Partnership's McDonnell Douglas DC-9 commercial aircraft for $2.5 million. The Partnership was required to install the hush-kit per the Partnership's lease agreement.

During the three months ended March 31, 2000, the Partnership disposed of marine containers and a trailer with an aggregate net book value of $0.1 million, for $0.2 million. During the three months ended March 31, 1999, the Partnership disposed of marine containers with a net book value of $0.2 million, for $0.2 million.





                      (This space intentionally left blank)

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                    March 31,          December 31,
                                                                                       2000                1999
                                                                                 ----------------------------------
       48% interest in an entity owning a product tanker                         $     5,520         $     5,885
       25% interest in a trust owning two commercial aircraft on direct
                finance lease                                                          2,462               2,535
       50% interest in an entity owning a product tanker                               1,328               1,333
       50% interest in an entity that owned a bulk carrier                               (25)               (120)
                                                                                 ------------        ------------
         Net investments                                                         $     9,285         $     9,633
                                                                                 ============        ============


As of March 31, 2000 and December 31, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

8.   OPERATING SEGMENTS

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine               Marine
                                           Aircraft   Vessel    Railcar   Container  Trailer     All
For the  quarter  ended March 31, 2000     Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,853  $  2,571   $    614  $     85   $    566  $     --   $  5,689
       Interest income and other                  5         3         --        --         --        31         39
       Gain (loss) on disposition of             --        --         --        45         (3 )      --         42
        equipment
                                           ------------------------------------------------------------------------
         Total revenues                       1,858     2,574        614       130        563        31      5,770

     COSTS AND EXPENSES
       Operations support                       218     1,467        155         2        184         9      2,035
       Depreciation and amortization          1,246       371        141       127        144        14      2,043
       Interest expense                          --        --         --        --         --       269        269
       Management fees to affiliate              62       129         49         4         34        --        278
       General and administrative expenses       55         8         11        --        141       213        428
       Provision for bad debts                   --        --          4        --         23        --         27
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,581     1,975        360       133        526       505      5,080
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       135      (158)        --        --         --        --        (23)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    412  $    441   $    254  $     (3)  $     37  $   (474)  $    667
                                           ========================================================================

     Total assets as of March 31, 2000     $ 19,726  $ 12,730   $  3,274  $  1,686   $  3,535  $  2,001   $ 42,952
                                           ========================================================================



     -----------------------------
<F1> 1  Includes  certain  interest  income  and  costs  not  identifiable  to a particular segment, such as interest expense, certain amortization, general and administrative and operations support expenses.


                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

8.   OPERATING SEGMENTS (CONTINUED)

                                                      Marine               Marine
                                           Aircraft   Vessel    Railcar   Container  Trailer     All
For the quarter ended March 31, 1999       Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,192  $  1,140   $    602  $    260   $    639  $     --   $  4,833
       Interest income and other                  9        --         --        --         --        37         46
       Gain (loss) on disposition of             --        --         --        61         (1 )      --         60
        equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,201     1,140        602       321        638        37      4,939

     COSTS AND EXPENSES
       Operations support                        15       791        117         1        180        13      1,117
       Depreciation and amortization          1,281       466        154       164        167        30      2,262
       Interest expense                          --        --         --        --         --       365        365
       Management fees to affiliate              96        57         31        13         44        --        241
       General and administrative expenses        7         8         10        --        152       197        374
       Provision for (recovery of) bad           --        --          3        (4)        (7)       --         (8)
        debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,399     1,322        315       174        536       605      4,351
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,571       (64)        --        --         --        --      1,507
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  2,373  $   (246)  $    287  $    147   $    102  $   (568)  $  2,095
                                           ========================================================================

     Total assets as of March 31, 1999     $ 22,236  $ 21,272   $  3,906  $  2,814   $  3,897  $  5,762   $ 59,887
                                           ========================================================================

<F1>
-------------------------
1 Includes  certain  interest income and costs not  identifiable to a particular
segment,   such  as  interest  expense,   certain   amortization,   general  and
administrative and operations support expenses.


9.   DEBT

The Partnership made the regularly scheduled installment payment of $1.9 million to the lender of the note payable during the three months ended March 31, 2000, and accrued or paid the quarterly interest payment at a rate of LIBOR plus 1.2% per annum (7.3% at March 31, 2000 and December 31, 1999). The Partnership also paid the lender of the senior note an additional $0.4 million from equipment sales proceeds, as required by the loan agreement.

10.  NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2000 and 1999, was 9,067,727 and 9,080,730, respectively.

11.  CONTINGENCIES

PLM International (the Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds), each a California limited partnership for which the Company's wholly-owned subsidiary, FSI, acts as the General Partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the



                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

11.  CONTINGENCIES (CONTINUED)

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

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Partnership's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The limited partners will be provided the opportunity to vote against the amendments by following the instructions contained in solicitation statements that will be mailed to them after being filed with the Securities and Exchange Commission. The equitable settlement also provides for payment of additional attorneys' fees



                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

11.  CONTINGENCIES (CONTINUED)

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

The Partnership has initiated litigation in various official forums in India against the defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airlines' counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes the likelihood of an unfavorable outcome from the counterclaims is remote.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.










                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V's (the Partnership's) Operating Results for the Three Months Ended March 31, 2000 and 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                            For the Three Months
                                              Ended March 31,
                                            2000             1999
                                         ----------------------------
  Aircraft                                $  1,635       $    2,177
  Marine vessels                             1,104              349
  Railcars                                     459              485
  Trailers                                     382              459
  Marine containers                             83              259

Aircraft: Aircraft lease revenues and direct expenses were $1.9 million and $0.2 million, respectively, for the three months ended March 31, 2000, compared to $2.2 million and $15,000, respectively, during the same period of 1999. A decrease in aircraft lease revenues of $0.1 million was due to the release of two aircraft at a lower lease rate than had been in place during 1999. Additionally, a commercial aircraft that went off-lease during the first quarter of 2000, required repairs of $0.2 million before it could start a new lease. As a result of the required repairs to this commercial aircraft, it did not earn any lease revenues during the period it was undergoing repairs in 2000, when compared to the same period of 1999, this commercial aircraft earned $0.3 million in lease revenues.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.6 million and $1.5 million, respectively, for the three months ended March 31, 2000, compared to $1.1 million and $0.8 million, respectively, during the same period of 1999. The increase in marine vessel lease revenues of $1.4 million was due to one marine vessel that earned three months lease revenues when compared to the same period of 1999, this marine vessel was in dry-dock for approximately six weeks not earning lease revenues. Accordingly, direct expenses for this same marine vessel also increased $0.7 million in 2000 when compared to the same period of 1999 for the same reason.

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended March 31, 2000, compared to $0.6 million and $0.1 million, respectively, during the same period of 1999. The decrease in railcar contribution was due to additional required repairs to certain railcars in 2000 that were not needed during the same period of 1999.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended March 31, 2000 and 1999. Trailer contribution decreased $0.1 million during the first quarter of 2000 due to lower lease revenues resulting from trailer dispositions during 2000 and 1999.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $2,000, respectively, for the three months ended March 31, 2000, compared to $0.3 million and $1,000, respectively, during the same period of 1999. The number of marine containers owned by the Partnership has been declining due to sales and dispositions during 2000 and 1999 resulting in a decrease to marine container contribution.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.0 million for the quarter ended March 31, 2000 decreased from $3.2 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $0.2 million decrease in depreciation and amortization expenses from 1999 levels was caused primarily by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii) A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance in the first quarter of 2000 when compared to the same period of 1999.

     (iii) A $0.1 million increase in general and administrative expenses was due primarily to additional cost associated with the re-lease of a commercial aircraft during 2000 when compared to the same period of 1999.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the first quarter of 2000 totaled $42,000, which resulted from the sale of marine containers and a trailer with a net book value of $0.1 million, for proceeds of $0.2 million. The net gain on the disposition of equipment for the first quarter of 1999 totaled $0.1 million, which resulted from the sale of marine containers with a net book value of $0.2 million, for proceeds of $0.2 million.

(D)  Equity in Net Income (Loss)of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                         For the Three Months
                                                            Ended March 31,
                                                          2000            1999
                                                       -------------------------
  Aircraft, rotable components, and aircraft engines   $    135        $  1,571
  Marine vessels                                           (158)            (64)
                                                       ------------------------
      Equity in net income (loss) of USPEs             $    (23)       $  1,507
                                                       ========================

Aircraft, rotable components, and aircraft engines: As of March 31, 2000 and 1999, the Partnership had an interest in an entity owning two commercial aircraft on a direct finance lease. During the three months ended March 31, 2000, revenues of $0.1 were supplemented by direct expenses and administrative expenses of $(35,000). During the same period of 1999, revenues of $0.1 million and the gain from the sale of the Partnership's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. Direct expenses and administrative expenses decreased $0.1 million during the three months ended March 31, 2000 due to the sale of the Partnership's interest in two trusts and the recovery of a $47,000 accounts receivable in 2000 that had previously been reserved as a bad debt.

Marine vessels: As of March 31, 2000, the Partnership owned an interest in two entities owning a total of two marine vessels. As of March 31, 1999, the Partnership owned an interest in three entities owning a total of three marine vessels. During the first quarter of 2000, lease revenues of $1.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.6 million. During the same period of 1999, lease revenues of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.7 million. The sale of a marine vessel during the fourth quarter of 1999 caused lease revenues to decrease $0.2 million and depreciation expense, direct expenses, and administrative expenses to decrease $0.4 million during the three months ended March 31, 2000. The decrease in depreciation expense, direct expenses, and administrative expenses caused by the sale of one marine vessel of $0.4 million was offset in part, by higher operating expenses of $0.3 million on the two remaining marine vessels.

(E)  Net Income

As a result of the foregoing, the Partnership's net income for the three months ended March 31, 2000 was $0.7 million, compared to net income of $2.1 million during the same period in 1999. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first quarter of 2000 is not necessarily indicative of future periods. In the first quarter of 2000, the Partnership distributed $2.3 million to the limited partners, or $0.25 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three  months  ended March 31,  2000,  the  Partnership  generated  $3.7 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for the three months ended March 31, 2000 of $2.4 million) to the partners.

During the three months ended March 31, 2000, the Partnership sold owned equipment and received aggregate proceeds of $0.2 million.

During the three months ended March 31, 2000, the Partnership borrowed $1.9 million from the General Partner for a short-term loan and repaid $1.4 million to the General Partner. The General Partner charged the Partnership $6,000 in interest using market interest rates.

Lessee deposits and reserve for repairs increased $0.2 million during the three months ended March 31, 2000. Lessee deposits increased $0.1 million due to the receipt of a payment of an accounts receivable invoice that was due in April 2000. Reserve for repairs increased $0.1 million due to monthly accruals for aircraft engine repairs and marine vessel dry-docking.

The Partnership is scheduled to make quarterly installments of $1.9 million under its notes payable through the year 2001 and, in some instances, a percentage of equipment sale proceeds. During the three months ended March 31, 2000, the Partnership made the regularly scheduled installment payment of $1.9 million to the lender of the note payable. The Partnership also paid the senior lender an additional $0.4 million from the proceeds of equipment sales.

(III)  EFFECTS OF YEAR 2000

To date, the Partnership has not experienced any material Year 2000 (Y2K) issues with either its internally developed software or purchased software. In addition, to date, the Partnership has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The amount allocated to the Partnership by the General Partner related to Y2K issues has not been material. The General Partner continues to monitor its systems for any potential Y2K issues.

(IV) OUTLOOK FOR THE FUTURE

Since the Partnership is in its holding or passive liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

Several factors may affect the Partnership's operating performance during the remainder of 2000 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Factors affecting the Partnership's contribution during the remainder of 2000 and beyond include:

1. The cost of new marine containers has been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers have started to increase which, if this trend continues, should translate into rising per diem lease rates. However, some of the Partnership's refrigerated marine containers have become delaminated. This condition lowers the demand for these marine containers which has lead to declining lease rates and lower utilization.

2. Depressed economic conditions in Asia during most of 1999 has led to declining freight rates for dry bulk marine vessels. As Asia begins its economic recovery and in the absence of new additional orders, this market would be expected to stabilize and improve over the next one to two years.

3. The Partnership owns an anchor handling supply marine vessel that has a fixed lease rate that expired in the first quarter of 2000 and is now off-lease. If the economic conditions remain the same, the General Partner would expect to re-lease this marine vessel at a rate lower than the rate that was in the previous lease.

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

(V)  FORWARD-LOOKING INFORMATION

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of interest rate and currency risk. The Partnership's note payable is a variable rate debt. The Partnership estimates a one percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.1 million for the remaining nine months of 2000 and $37,000 in 2001. The Partnership estimates a two percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.2 million for the remaining nine months of 2000 and $0.1 million in 2001.

During the three months ended March 31, 2000, 84% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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



                                       PLM EQUIPMENT GROWTH FUND V

                                       By:      PLM Financial Services, Inc.
                                                General Partner



Date:   May 4, 2000                    By:      /s/ Richard K Brock
                                               ------------------------
                                                Richard K Brock
                                                Vice President and
                                                Chief Financial Officer