Form 10-Q
period 2000-06-30
PLM EQUIPMENT GROWTH FUND V
filed 2000-08-08
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the fiscal quarter ended June 30, 2000


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from to


                         Commission file number 01-19203
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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                               June 30,          December 31,
                                                                                2000                  1999
                                                                             ----------------------------------


  ASSETS

  Equipment held for operating lease, at cost                                $  103,418           $  102,326
  Less accumulated depreciation                                                 (75,552)             (72,847)
                                                                             -----------------------------------
    Net equipment                                                                27,866               29,479

  Cash and cash equivalents                                                       2,249                4,188
  Restricted cash                                                                   486                  441
  Accounts receivable, net of allowance for doubtful
      accounts of $63 in 2000 and $47 in 1999                                     2,460                2,187
  Investments in unconsolidated special-purpose entities                          9,089                9,633
  Deferred charges, net of accumulated amortization of
      $181 in 2000 and $148 in 1999                                                  68                  101
  Prepaid expenses and other assets                                                  24                   54
                                                                             -----------------------------------

        Total assets                                                         $   42,242           $   46,083
                                                                             ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Accounts payable and accrued expenses                                      $      308           $      501
  Due to affiliates                                                               3,439                  304
  Lessee deposits and reserve for repairs                                         2,764                2,788
  Note payable                                                                   11,314               15,484
                                                                             -----------------------------------
      Total liabilities                                                          17,825               19,077
                                                                             -----------------------------------

  Partners' capital:

  Limited partners (9,065,911 limited partnership units as of
      June 30, 2000 and 9,067,911 as of December 31, 1999)                       24,417               27,006
  General Partner                                                                    --                   --
                                                                             -----------------------------------
      Total partners' capital                                                    24,417               27,006
                                                                             -----------------------------------

        Total liabilities and partners' capital                              $   42,242           $   46,083
                                                                             ===================================


                 See accompanying notes to financial statements.






                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)

                                                       For the Three Months                For the Six Months
                                                          Ended June 30,                     Ended June 30,
                                                         2000         1999               2000           1999
                                                    --------------------------------------------------------------


  REVENUES

  Lease revenue                                     $   5,923      $   5,362          $ 11,613        $ 10,195
  Interest and other income                                34             54                73             100
  Net gain on disposition of equipment                     55             45                96             105
                                                    --------------------------------------------------------------
      Total revenues                                    6,012          5,461            11,782          10,400
                                                    --------------------------------------------------------------

  Expenses

  Depreciation and amortization                         2,032          2,296             4,075           4,559
  Repairs and maintenance                                 393            406             1,068             881
  Equipment operating expenses                          1,375            820             2,686           1,338
  Insurance expense                                        77             91               126             214
  Management fees to affiliate                            291            266               568             506
  Interest expense                                        270            316               539             681
  General and administrative expenses
        to affiliates                                     198            205               421             454
  Other general and administrative expenses               257            165               463             290
  Provision for (recovery of ) bad debts                   (1 )           33                26              25
                                                    --------------------------------------------------------------
      Total expenses                                    4,892          4,598             9,972           8,948
                                                    --------------------------------------------------------------

  Equity in net income (loss) of unconsolidated
        special-purpose entities                          406           (105 )             383           1,402
                                                    --------------------------------------------------------------

  Net income                                        $   1,526      $     758          $  2,193        $  2,854
                                                    ==============================================================

  PARTNERS' SHARE OF NET INCOME:

  Limited partners                                  $   1,407      $     639          $  1,954        $  2,615
  General Partner                                         119            119               239             239
                                                    --------------------------------------------------------------

  Total                                             $   1,526      $     758          $  2,193        $  2,854
                                                    ==============================================================

  Limited partners' net income per
      weighted-average limited partnership unit     $    0.16      $    0.07          $   0.22        $   0.29
                                                    ==============================================================

  Cash distribution                                 $   2,386      $   2,188          $  4,772        $  3,844
                                                    ==============================================================

  Cash distribution per weighted-average
      limited partnership unit                      $    0.25      $    0.23          $   0.50        $   0.40
                                                    ==============================================================




                 See accompanying notes to financial statements.


                           PLM EQUIPMENT GROWTH FUND V
                            ( A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1998 to June 30, 2000
                            (in thousands of dollars)



                                                              Limited             General
                                                             Partners             Partner                Total
                                                           --------------------------------------------------------

    Partners' capital as of December 31, 1998              $   34,406            $    --             $   34,406

  Net income                                                      824                478                  1,302

  Purchase of limited partnership units                           (85)                --                    (85)

  Cash distribution                                            (8,139)              (478)                (8,617)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1999                  27,006                 --                 27,006

  Net income                                                    1,954                239                  2,193

  Purchase of limited partnership units                           (10)                --                    (10)

  Cash distribution                                            (4,533)              (239)                (4,772)
                                                           -------------------------------------------------------

    Partners' capital as of June 30, 2000                  $   24,417            $    --             $   24,417
                                                           =======================================================





                 See accompanying notes to financial statements.




                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                     For the Six Months
                                                                                        Ended June 30,
                                                                                   2000           1999
                                                                               ----------------------------
 OPERATING ACTIVITIES

 Net income                                                                     $   2,193     $   2,854
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                    4,075         4,559
   Net gain on disposition of equipment                                               (96)         (105)
   Equity in net income from unconsolidated
       special-purpose entities                                                      (383)       (1,402)
   Changes in operating assets and liabilities, net:
     Restricted cash                                                                  (45)           --
     Accounts receivable, net                                                        (255)         (649)
     Prepaid expenses and other assets                                                 30            57
     Accounts payable and accrued expenses                                           (193)         (139)
     Due to affiliates                                                                 35            67
     Lessee deposits and reserve for repairs                                          (24)         (163)
                                                                                ---------------------------
       Net cash provided by operating activities                                    5,337         5,079
                                                                                ---------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                   (2,677)       (1,255)
 Distribution from liquidation of unconsolidated special-purpose entity                --         3,553
 Distributions from unconsolidated special-purpose entities                           927           874
 Payments of acquisition fees to affiliate                                             --           (56)
 Payments of lease negotiation fees to affiliate                                       --           (13)
 Proceeds from disposition of equipment                                               326           415
                                                                                ---------------------------
       Net cash (used in) provided by investing activities                         (1,424)        3,518
                                                                                ---------------------------

 FINANCING ACTIVITIES

 Payments of note payable                                                          (4,170)       (4,233)
 Proceeds of short-term loan from affiliate                                         4,500            --
 Payments of short-term loan from affiliate                                        (1,400)           --
 Cash distributions paid to limited partners                                       (4,533)       (3,605)
 Cash distributions paid to General Partner                                          (239)         (239)
 Purchase of limited partnership units                                                (10)          (85)
                                                                                ---------------------------
       Net cash used in financing activities                                       (5,852)       (8,162)
                                                                                ---------------------------

 Net (decrease) increase in cash and cash equivalents                              (1,939)          435
 Cash and cash equivalents at beginning of period                                   4,188         1,774
                                                                                ---------------------------
 Cash and cash equivalents at end of period                                     $   2,249     $   2,209
                                                                                ===========================

 SUPPLEMENTAL INFORMATION
 Interest paid                                                                  $     570     $     730
                                                                                ===========================



                 See accompanying notes to financial statements.



                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund V (the Partnership) as of June 30, 2000 and December 31, 1999, the statements of income for the three months and six months ended June 30, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to June 30, 2000, and the statements of cash flows for the six months ended June 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

2. SCHEDULE OF PARTNERSHIP PHASES

Beginning in the Partnership's seventh year of operations, which commenced on January 1, 1999, the General Partner stopped purchasing additional equipment. Surplus cash, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations, which commences on January 1, 2001, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The Partnership will be terminated by December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events.

3. PURCHASE OF LIMITED PARTNERSHIP UNITS

The Partnership agreed to purchase approximately 2,300 limited partnership units in 2000 for an aggregate purchase price of up to $12,500. During the six months ended June 30, 2000, the Partnership purchased 2,000 limited partnership units for $10,000. The General Partner may purchase the additional units in the future.

4. CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended June 30, 2000 and 1999, cash distributions totaled $2.4 million and $2.2 million, respectively. For the six months ended June 30, 2000 and 1999, cash distributions totaled $4.8 million and $3.8 million, respectively. Cash distributions of $2.6 million and $1.0 million to the limited partners during the six months ended June 30, 2000 and 1999, respectively, were deemed to be a return of capital.

Cash distributions related to the results from the second quarter of 2000 of $1.7 million, will be paid during the third quarter of 2000.

5. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of June 30, 2000, included $3.1 million due to FSI for a short-term loan, $0.2 million due to its affiliates for management fees and data processing services, and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1999, included $0.2 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs.

During the six months ended June 30, 2000, the Partnership borrowed $4.5 million from the General Partner for a short-term loan and repaid $1.4 million to the General Partner. The General Partner charged the Partnership $41,000 in interest using market interest rates. The Partnership will pay the General Partner market interest rates on the remaining balance of the short-term loan until the loan is fully paid.


                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

5. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of June 30, 2000 and December 31, 1999.

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                                       For the Three Months                For the Six Months
                                                          Ended June 30,                     Ended June 30,
                                                       2000           1999               2000           1999
                                                    --------------------------------------------------------------

  Management fees                                   $      87      $      13          $    161         $    26
  Data processing and administrative
     expenses                                              15             16                31              38

6. EQUIPMENT

The components of owned equipment were as follows (in thousands of dollars):

                                                  June 30,         December 31,
                                                   2000                1999
                                               ---------------------------------

  Aircraft                                     $   55,071          $   52,402
  Marine vessels                                   20,276              20,276
  Railcars                                         11,304              11,328
  Trailers                                          9,225               9,245
  Marine containers                                 7,542               9,075
                                               -----------         -----------
                                                  103,418             102,326
  Less accumulated depreciation                   (75,552)            (72,847)
                                               -----------         -----------
      Net equipment                            $   27,866          $   29,479
                                               ===========         ===========

As of June 30, 2000, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities except for six railcars and a marine vessel with a net book value of $3.7 million. As of December 31, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities.

During the six months ended June 30, 2000, the Partnership purchased a hush-kit for one of the Partnership's McDonnell Douglas DC-9 commercial aircraft for $2.7 million. The Partnership was required to install the hush-kit per the Partnership' lease agreement for this aircraft.

During the six months ended June 30, 2000, the Partnership disposed of marine containers, trailers, and a railcar with an aggregate net book value of $0.2 million, for $0.3 million. During the six months ended June 30, 1999, the Partnership disposed of marine containers and trailers with an aggregate net book value of $0.3 million, for $0.4 million.

On May 24, 2000, FSI, on behalf of the Partnership, entered into an asset purchase agreement to sell the refrigerated and dry trailer assets of the Partnership. Closing of the transaction is contingent on numerous conditions. If the sale is completed, the General Partner estimates that the Partnership's sale proceeds to be approximately $3.3 million and will result in a gain of approximately $1.1 million. Since the sale of the trailers is contingent upon certain conditions being met, the Partnership's refrigerated and dry trailers are not classified as assets held for sale.



                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

7. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                    June 30,           December 31,
                                                                                       2000                1999
                                                                                 ----------------------------------
       48% interest in an entity owning a product tanker                         $     5,185         $     5,885
       25% interest in a trust owning two commercial aircraft on direct
                finance lease                                                          2,385               2,535
       50% interest in an entity owning a product tanker                               1,519               1,333
       50% interest in an entity that owned a bulk carrier                                --                (120)
                                                                                 ------------        ------------
         Net investments                                                         $     9,089         $     9,633
                                                                                 ============        ============

As of June 30, 2000 and December 31, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

8. OPERATING SEGMENTS

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                           Marine               Marine
                                                Aircraft   Vessel    Railcar   Container  Trailer
     For the  quarter  ended  June 30, 2000     Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>   Total
     --------------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


     REVENUES
       Lease revenue                           $  2,165  $  2,411   $    602  $    108   $    637  $     --   $  5,923
       Interest income and other                      2        --         --        --         --        32         34
       Gain on disposition of equipment              --        --         19        29          7        --         55
                                               ------------------------------------------------------------------------
         Total revenues                           2,167     2,411        621       137        644        32      6,012

     COSTS AND EXPENSES
       Operations support                            21     1,465        122         1        227         9      1,845
       Depreciation and amortization              1,251       371        139       113        144        14      2,032
       Interest expense                              --        --         --        --         --       270        270
       Management fees to affiliate                  83       121         42         5         40        --        291
       General and administrative expenses           56        22         16        --        124       237        455
       Provision for (recovery of) bad debts         --        --         (2 )      --          1        --         (1 )
                                               ------------------------------------------------------------------------
         Total costs and expenses                 1,411     1,979        317       119        536       530      4,892
                                               ------------------------------------------------------------------------
     Equity in net income of USPEs                   87       319         --        --         --        --        406
                                               ------------------------------------------------------------------------
                                               ========================================================================
     Net income (loss)                         $    843  $    751   $    304  $     18   $    108  $   (498 ) $  1,526
                                               ========================================================================

     Total assets as of June 30, 2000          $ 18,751  $ 12,679   $  3,162  $  1,405   $  3,418  $  2,827   $ 42,242
                                               ========================================================================

<F1>Includes  certain interest income and costs not identifiable to a particular
segment,   such  as  interest  expense,   certain   amortization,   general  and
administrative and operations support expenses.



                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

8. OPERATING SEGMENTS (CONTINUED)

                                                           Marine               Marine
                                                Aircraft   Vessel    Railcar   Container  Trailer
     For the  quarter  ended  June 30, 1999     Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>   Total
     ---------------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


     REVENUES
       Lease revenue                            $  2,052  $  1,900   $    606  $    188   $    616  $     --   $  5,362
       Interest income and other                       8         2         --         5         --        39         54
       Gain (loss) on disposition of equipment        --        --         --        62        (17)       --         45
                                                ------------------------------------------------------------------------
         Total revenues                            2,060     1,902        606       255        599        39      5,461

     COSTS AND EXPENSES
       Operations support                             17       970        117         1        199        13      1,317
       Depreciation and amortization               1,308       466        154       156        166        46      2,296
       Interest expense                               --        --         --        --         --       316        316
       Management fees to affiliate                   80        95         41         9         41        --        266
       General and administrative expenses             6        11         11        --        149       193        370
       Provision for bad debts                        --        --         13         1         19        --         33
                                                ------------------------------------------------------------------------
         Total costs and expenses                  1,411     1,542        336       167        574       568      4,598
                                                ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs             99      (204)        --        --         --        --       (105)
                                                ------------------------------------------------------------------------
                                                ========================================================================
     Net income (loss)                          $    748  $    156   $    270  $     88   $     25  $   (529)  $    758
                                                ========================================================================

     Total assets as of June 30, 1999           $ 22,230  $ 20,658   $  3,752  $  2,506   $  3,709  $  2,978   $ 55,833
                                                ========================================================================



                                                           Marine               Marine
     For the six months ended                   Aircraft   Vessel    Railcar   Container  Trailer
           June 30, 2000                        Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>   Total
     ----------------------------------         --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                            $  4,018  $  4,982   $  1,216  $    194   $  1,203  $     --   $ 11,613
       Interest income and other                       7         3         --        --         --        63         73
       Gain on disposition of equipment               --        --         19        74          3        --         96
                                                ------------------------------------------------------------------------
         Total revenues                            4,025     4,985      1,235       268      1,206        63     11,782

     COSTS AND EXPENSES
       Operations support                            239     2,932        277         3        411        18      3,880
       Depreciation and amortization               2,497       742        280       240        288        28      4,075
       Interest expense                               --        --         --        --         --       539        539
       Management fees to affiliate                  145       249         91         9         74        --        568
       General and administrative expenses           111        30         27        --        265       451        884
       Provision for bad debts                        --        --          2        --         24        --         26
                                                ------------------------------------------------------------------------
         Total costs and expenses                  2,992     3,953        677       252      1,062     1,036      9,972
                                                ------------------------------------------------------------------------
     Equity in net income of USPEs                   222       161         --        --         --        --        383
                                                ------------------------------------------------------------------------
                                                ========================================================================
     Net income (loss)                          $  1,255  $  1,193   $    558  $     16   $    144  $   (973 ) $  2,193
                                                ========================================================================

     Total assets as of June 30, 2000           $ 18,751  $ 12,679   $  3,162  $  1,405   $  3,418  $  2,827   $ 42,242
                                                ========================================================================


<F1>Includes  certain interest income and costs not identifiable to a particular
segment,   such  as  interest  expense,   certain   amortization,   general  and
administrative and operations support expenses.


                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

8.   OPERATING SEGMENTS (CONTINUED)

                                                      Marine               Marine
     For the six months ended              Aircraft   Vessel    Railcar   Container  Trailer
           June 30, 1999                   Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


     REVENUES
       Lease revenue                       $  4,244  $  3,041   $  1,208  $    447   $  1,255  $     --   $ 10,195
       Interest income and other                 17         2         --         5         --        76        100
       Gain (loss) on disposition of             --        --         --       124        (19)       --        105
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       4,261     3,043      1,208       576      1,236        76     10,400

     COSTS AND EXPENSES
       Operations support                        32     1,761        235         2        378        25      2,433
       Depreciation and amortization          2,589       932        308       320        334        76      4,559
       Interest expense                          --        --         --        --         --       681        681
       Management fees to affiliate             175       152         82        22         75        --        506
       General and administrative expenses       13        19         22        --        301       389        744
       Provision for (recovery of) bad           --        --         16        (3)        12        --         25
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,809     2,864        663       341      1,100     1,171      8,948
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,670      (268)        --        --         --        --      1,402
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $  3,122  $    (89)  $    545  $    235   $    136  $ (1,095)  $  2,854
                                           ========================================================================

     Total assets as of June 30, 1999      $ 22,230  $ 20,658   $  3,752  $  2,506   $  3,709  $  2,978   $ 55,833
                                           ========================================================================

<F1>Includes  certain interest income and costs not identifiable to a particular
segment,   such  as  interest  expense,   certain   amortization,   general  and
administrative and operations support expenses.


9. DEBT

The Partnership made the regularly scheduled installment payment of $3.8 million to the lender of the note payable during the six months ended June 30, 2000, and accrued or paid the quarterly interest payment at a rate of LIBOR plus 1.2% per annum (7.95% at June 30, 2000 and 7.30% December 31, 1999). The Partnership also paid the lender of the senior note an additional $0.4 million from equipment sales proceeds, as required by the loan agreement.

10. NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 2000, was 9,066,094 and 9,066,877, respectively. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 1999, was 9,073,779 and 9,076,014, respectively.

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










                      (This space intentionally left blank)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V's (the Partnership's) Operating Results for the Three Months Ended June 30, 2000 and 1999

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the three months ended June 30, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                        For the Three Months
                                                           Ended June 30,
                                                      2000             1999
                                                    ---------------------------
  Aircraft                                          $ 2,144          $ 2,035
  Marine vessels                                        946              930
  Railcars                                              480              489
  Trailers                                              410              417
  Marine containers                                     107              187

Aircraft: Aircraft lease revenues and direct expenses were $2.2 million and $21,000, respectively, for the three months ended June 30, 2000, compared to $2.1 million and $17,000, respectively, during the same period of 1999. The increase in aircraft lease revenues of $0.1 million was due to two aircraft being on-lease three months during the quarter ended June 30, 2000, compared to the same period of 1999, when these aircraft were on-lease for two months.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.4 million and $1.5 million, respectively, for the three months ended June 30, 2000, compared to $1.9 million and $1.0 million, respectively, during the same period of 1999.

The increase in marine vessel lease revenues of $0.5 million during the quarter ended June 30, 2000 was due to one marine vessel that earned $1.2 million in additional voyage lease revenues due to higher lease rates when compared to the same period of 1999, offset in part, by a decrease of $0.6 million caused by another marine vessel that was off-lease during the three months ended June 30, 2000 compared to the same period of 1999, when it was on-lease.

As a result of the additional voyage lease revenues, direct expenses also increased $0.5 million during the quarter ended June 30, 2000 when compared to the same period of 1999.

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the three months ended June 30, 2000 and 1999.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended June 30, 2000 and 1999.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $1,000, respectively, for the three months ended June 30, 2000, compared to $0.2 million and $1,000, respectively, during the same period of 1999. The number of marine containers owned by the Partnership has been declining due to sales and dispositions during 2000 and 1999 resulting in a decrease to marine container contribution.


(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.0 million for the quarter ended June 30, 2000 decreased from $3.3 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $0.3 million decrease in depreciation and amortization expenses from 1999 levels was caused primarily by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii) A $46,000 decrease in interest expense was due to a lower average outstanding debt balance in the second quarter of 2000 when compared to the same period of 1999.

     (iii) A $0.1 million increase in general and administrative expenses was due primarily to additional costs associated with the re-lease of a commercial aircraft during 2000 compared to the same period of 1999.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the second quarter of 2000 totaled $0.1 million, which resulted from the sale of marine containers, a railcar, and a trailer with a net book value of $0.1 million, for proceeds of $0.2 million. The net gain on the disposition of equipment for the second quarter of 1999 totaled $45,000, which resulted from the sale of marine containers and trailers with an aggregate net book value of $0.1 million, for proceeds of $0.2 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                          For the Three Months
                                                             Ended June 30,
                                                        2000             1999
                                                      --------------------------
  Marine vessels                                      $   319         $   (204)
  Aircraft                                                 87               99
                                                      ==========================
      Equity in net income (loss) of USPEs            $   406         $   (105)
                                                      ==========================

Marine vessels: As of June 30, 2000, the Partnership owned an interest in two entities owning a total of two marine vessels. As of June 30, 1999, the Partnership owned an interest in three entities owning a total of three marine vessels. During the second quarter of 2000, lease revenues of $1.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.4 million. During the same period of 1999, lease revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.4 million.

Lease revenues increased $0.6 million during the three months ended June 30, 2000 when compared to the same period of 1999. The increase in lease revenues is due to the following:

1. One marine vessel that was on voyage charter during the quarters ended June 30, 2000 and 1999, earned $0.9 million in higher lease revenues due to an increase in voyage lease rates when compared to the same period of 1999.

2. The other marine vessel, while on time charter during the quarters ended June 30, 2000 and 1999, earned a lower lease rate which caused lease revenues to decrease $0.1 million during the quarter ended June 30, 2000 compared to the same period of 1999.

3. The sale of the Partnership's interest in a marine vessel during the fourth quarter of 1999 caused lease revenues to also decrease $0.1 million during the three months ended June 30, 2000 compared to the same period of 1999.

Depreciation expense, direct expenses, and administrative expenses remained relatively the same, however certain direct expenses for the marine vessel on voyage charter increased $0.3 million due to increased usage of this marine vessel during the quarter ended June 30, 2000 when compared to the same period of 1999. The increase caused by this marine vessel was offset by the sale of the Partnership's interest in a marine vessel during the fourth quarter of 1999, which caused depreciation expense, direct expenses, and administrative expenses to decrease $0.3 million during the three months ended June 30, 2000.

Aircraft: As of June 30, 2000 and 1999, the Partnership had an interest in an entity owning two commercial aircraft on a direct finance lease. During the three months ended June 30, 2000, revenues of $0.1 were offset by amortization expense, direct expenses, and administrative expenses of $10,000. During the same period of 1999, revenues of $0.1 million were offset by amortization expense, direct expenses, and administrative expenses of $9,000.

(E) Net Income

As a result of the foregoing, the Partnership's net income for the three months ended June 30, 2000 was $1.5 million, compared to net income of $0.8 million during the same period in 1999. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 2000 is not necessarily indicative of future periods. In the second quarter of 2000, the Partnership distributed $2.3 million to the limited partners, or $0.25 per weighted-average limited partnership unit.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(A) Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2000, when compared to the same period of 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                         For the Six Months
                                                           Ended June 30,
                                                      2000             1999
                                                    ---------------------------
  Aircraft                                          $ 3,779         $  4,212
  Marine vessels                                      2,050            1,280
  Railcars                                              939              973
  Trailers                                              792              877
  Marine containers                                     191              445

Aircraft: Aircraft lease revenues and direct expenses were $4.0 million and $0.2 million, respectively, for the six months ended June 30, 2000, compared to $4.2 million and $32,000, respectively, during the same period of 1999. A decrease in aircraft lease revenues of $0.2 million was due to a commercial aircraft being off-lease for two months during the six months ended June 30, 2000 that was on-lease for six months during the same period of 1999. Direct expenses increased $0.2 million during the six months ended June 30, 2000 due to required repairs to the off-lease commercial aircraft. A similar expense was not required during the same period of 1999.

Marine vessels: Marine vessel lease revenues and direct expenses were $5.0 million and $2.9 million, respectively, for the six months ended June 30, 2000, compared to $3.0 million and $1.8 million, respectively, during the same period of 1999.

The increase in marine vessel lease revenues of $2.0 million during the six months ended June 30, 2000 was due to one marine vessel that earned $2.6 million in additional voyage lease revenues due to an increase in voyage lease rates when compared to the same period of 1999, offset in part, by a decrease of $0.6 million caused by another marine vessel that was off-lease for three months during the six months ended June 30, 2000, compared to the same period of 1999, when it was on-lease six months.

As a result of the  additional  voyage,  direct  expenses  also  increased  $1.1 million during the six months ended June 30, 2000 when compared to the same period of 1999.

Railcars: Railcar lease revenues and direct expenses were $1.2 million and $0.3 million, respectively, for the six months ended June 30, 2000, compared to $1.2 million and $0.2 million, respectively, during the same period of 1999. The decrease in railcar contribution was due to repairs to certain railcars in 2000 that were not needed during the same period of 1999.

Trailers: Trailer lease revenues and direct expenses were $1.2 million and $0.4 million, respectively, for the six months ended June 30, 2000, compared to $1.3 million and $0.4 million, respectively, during the same period of 1999. Trailer contribution decreased $0.1 million during the six months ended June 30, 2000 due to lower lease revenues of $0.1 million resulting from lower utilization on the trailers in the short-term rental facilities when compared to the same period of 1999.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $3,000, respectively, for the six months ended June 30, 2000, compared to $0.4 million and $2,000, respectively, during the same period of 1999. The number of marine containers owned by the Partnership has been declining due to sales and dispositions during 2000 and 1999 resulting in a decrease to marine container contribution.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $6.1 million for the six months ended June 30, 2000 decreased from $6.5 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $0.5 million decrease in depreciation and amortization expenses from 1999 levels was caused primarily by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii) A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance during the six months ended June 30, 2000 when compared to the same period of 1999.

     (iii) A $0.1 million increase in management fees to affiliate was due to increased lease revenues during the six months ended June 30, 2000 when compared to the same period of 1999.

     (iv) A $0.1 million increase in general and administrative expenses was primarily due to additional costs associated with the re-lease of a commercial aircraft during 2000 when compared to the same period of 1999.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the six months ended June 30, 2000 totaled $0.1 million, which resulted from the sale of marine containers, trailers, and a railcar with a net book value of $0.2 million, for proceeds of $0.3 million. The net gain on the disposition of equipment for the six months ended June 30, 1999 totaled $0.1 million, which resulted from the sale of marine containers and trailers with an aggregate net book value of $0.3 million, for proceeds of $0.4 million.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                           For the Six Months
                                                             Ended June 30,
                                                        2000             1999
                                                      --------------------------
  Aircraft, rotable components, and aircraft engines  $   222         $  1,670
  Marine vessels                                          161             (268)
                                                      ==========================
      Equity in net income of USPEs                   $   383         $  1,402
                                                      ==========================

Aircraft, rotable components, and aircraft engines: As of June 30, 2000 and 1999, the Partnership had an interest in an entity owning two commercial aircraft on a direct finance lease. During the six months ended June 30, 2000, revenues of $0.2 were offset by direct expenses and administrative expenses of $25,000. During the same period of 1999, revenues of $0.2 million and the gain from the sale of the Partnership's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. Direct expenses and administrative expenses decreased $0.1 million during the six months ended June 30, 2000 due to the sale of the Partnership's interest in two trusts and the recovery of a $48,000 accounts receivable in 2000 that had previously been reserved as a bad debt. A similar recovery did not occur during the same period of 1999.

Marine vessels: As of June 30, 2000, the Partnership owned an interest in two entities owning a total of two marine vessels. As of June 30, 1999, the Partnership owned an interest in three entities owning a total of three marine vessels. During the six months ended June 30, 2000, lease revenues of $3.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.0 million. During the same period of 1999, lease revenues of $2.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.1 million.

Lease revenues increased $0.4 million during the six months ended June 30, 2000 when compared to the same period of 1999. The increase in lease revenues is due to the following:

1. One marine vessel that was on voyage charter during the six months ended June 30, 2000 and 1999, earned $1.0 million in higher lease revenues due to an increase in voyage lease rates when compared to the same period of 1999.

2. The other marine vessel, while on time charter during the six months ended June 30, 2000 and 1999, earned a lower lease rate which caused lease revenues to decrease $0.2 million during the quarter ended June 30, 2000 compared to the same period of 1999.

3. The sale of the Partnership's interest in a marine vessel during the fourth quarter of 1999 caused lease revenues to also decrease $0.4 million during the six months ended June 30, 2000 when compared to the same period of 1999.

Depreciation expense, direct expenses, and administrative expenses decreased $0.1 million during the six months ended June 30, 2000 when compared to the same period of 1999. Certain direct expenses, however, for the marine vessel on voyage charter increased $0.5 million due to increased usage of this marine vessel during the six months ended June 30, 2000 when compared to the same period of 1999. The increase caused by this marine vessel was offset by the sale of the Partnership's interest in a marine vessel during the fourth quarter of 1999, which caused depreciation expense, direct expenses, and administrative expenses to decrease $0.7 million during the six months ended June 30, 2000.

(E) Net Income

As a result of the foregoing, the Partnership's net income for the six months ended June 30, 2000 was $2.2 million, compared to net income of $2.9 million during the same period in 1999. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 2000 is not necessarily indicative of future periods. In the six months ended June 30, 2000, the Partnership distributed $4.5 million to the limited partners, or $0.50 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 2000, the Partnership generated $6.3 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and pay cash distributions (total for the six months ended June 30, 2000 of $4.8 million) to the partners.

During the six months ended June 30, 2000, the Partnership sold owned equipment and received aggregate proceeds of $0.3 million.

During the six months ended June 30, 2000, the Partnership purchased a hush-kit for one of the Partnership's McDonnell Douglas DC-9 commercial aircraft for $2.7 million. The Partnership was required to install the hush-kit per the Partnership's lease agreement for this aircraft.

Accounts receivable increased $0.3 million during the six months ended June 30, 2000 due to an increase in unpaid outstanding invoices from one lessee of $0.2 million and an increase of $0.4 million due from the ship manager of the marine vessel on voyage charter. The increases caused by the additional amounts due from these two customers were offset in part, by the timing of $0.3 million in cash receipts.

Investments in USPEs decreased $0.5 million due to cash distribution of $0.9 million to the Partnership from the USPEs offset in part, by $0.4 million income that was recorded as the Partnership's from operations of USPEs during the six months ended June 30, 2000.

Accounts payable decreased $0.2 million during the six months ended June 30, 2000 due to the timing of payments.

During the six months ended June 30, 2000, the Partnership borrowed $4.5 million from the General Partner for a short-term loan and repaid $1.4 million to the General Partner. The General Partner charged the Partnership $41,000 in interest using market interest rates.

The Partnership is scheduled to make quarterly installments of $1.9 million under its notes payable through the year 2001 and, in some instances, a percentage of equipment sale proceeds. During the six months ended June 30, 2000, the Partnership made the regularly scheduled installment payment of $3.8 million to the lender of the note payable. The Partnership also made an additional principal payment of $0.4 million from the proceeds of equipment sales.

(III) OUTLOOK FOR THE FUTURE

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

3. The Partnership owns an anchor handling supply marine vessel that is off-lease. If the economic conditions remain the same, the General Partner would expect to re-lease this marine vessel at a rate lower than the rate that was in the previous lease.

4. Railcar loading in North America have continued to be high, however a softening in the market in the last quarter of 1999, is leading to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposures are that of interest rate and currency risk. The Partnership's note payable is a variable rate debt. The Partnership estimates a one percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.1 million for the remaining six months of 2000 and $37,000 in 2001. The Partnership estimates a two percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.1 million for the remaining six months of 2000 and $0.1 million in 2001.

During the six months ended June 30, 2000, 84% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.






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



                                            PLM EQUIPMENT GROWTH FUND V

                                            By:     PLM Financial Services, Inc.
                                                    General Partner



Date:   August 7, 2000                      By:      /s/ Richard K Brock
                                                     Richard K Brock
                                                     Vice President and
                                                     Chief Financial Officer