Form 10-K/A
period 1999-12-31
PLM EQUIPMENT GROWTH FUND V
filed 2000-08-29
CIK 857645

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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K/A is located on page 3.

Total number of pages in this report:  17.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1.    Financial Statements

               The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K/A.

         2.    Financial Statements required under Regulation S-X Rule 3-09

               The following financial statements are filed as Exhibits of this Annual Report on Form 10K/A:

               a. Montgomery Partnership
               b. TAP Trust

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

24.      Powers of Attorney.

         Financial Statements required under Regulation S-X Rule 3-09:

         99.1  Montgomery Partnership.

         99.2  TAP Trust.




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


Dated: August 28, 2000           PLM EQUIPMENT GROWTH FUND V
                                 PARTNERSHIP

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


Name                    Capacity                        Date


*
Robert N. Tidball      Director, FSI                August 28, 2000


*
Douglas P. Goodrich    Director, FSI                August 28, 2000


*
Stephen M. Bess        Director, FSI                August 28, 2000


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



  Exhibit                                                               Page

     4.   Limited Partnership Agreement of Partnership.                   *

    10.1  Management  Agreement  between the  Partnership  and            *
          PLM  Investment Management, Inc.

    10.2  Amended and Restated $38,000,000 Loan Agreement, dated
          as of September 26, 1996.                                       *

    10.3  Amendment No. 1 to the Amended and Restated $38,000,000
          Loan Agreement, dated as of December 29, 1997.                  *

    24.   Powers of Attorney.                                            48-50

          Financial Statements required under Regulation S-X Rule 3-09:

    99.1  Montgomery Partnership.                                        51-60

    99.2  TAP Trust.                                                     61-68






















*Incorporated by reference.  See page 2 of this report.