Form 10-Q
period 2000-09-30
PLM EQUIPMENT GROWTH FUND V
filed 2000-11-14
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2000


[-]       Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from   to


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                              September 30,        December 31,
                                                                                2000                  1999
                                                                             ----------------------------------
  ASSETS

  Equipment held for operating lease, at cost                                $   92,021           $  102,326
  Less accumulated depreciation                                                 (71,874)             (72,847)
                                                                             ----------------------------------
                                                                                 20,147               29,479
  Equipment held for sale                                                         3,400                   --
                                                                             ----------------------------------
    Net equipment                                                                23,547               29,479

  Cash and cash equivalents                                                       1,618                4,188
  Restricted cash                                                                   420                  441
  Accounts receivable, net of allowance for doubtful
      accounts of $41 in 2000 and $47 in 1999                                     2,086                2,187
  Investments in unconsolidated special-purpose entities                          8,777                9,633
  Deferred charges, net of accumulated amortization of
      $198 in 2000 and $148 in 1999                                                  52                  101
  Prepaid expenses and other assets                                                   9                   54
                                                                             -----------------------------------

        Total assets                                                         $   36,509           $   46,083
                                                                             ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Accounts payable and accrued expenses                                      $      325           $      501
  Due to affiliates                                                                 316                  304
  Lessee deposits and reserve for repairs                                         2,815                2,788
  Note payable                                                                    9,429               15,484
                                                                             -----------------------------------
      Total liabilities                                                          12,885               19,077
                                                                             -----------------------------------

  Partners' capital:

  Limited partners (9,065,911 limited partnership units as of
      September 30, 2000 and 9,067,911 as of December 31, 1999)                  23,624               27,006
  General Partner                                                                    --                   --
                                                                             -----------------------------------
      Total partners' capital                                                    23,624               27,006
                                                                             -----------------------------------

        Total liabilities and partners' capital                              $   36,509           $   46,083
                                                                             ===================================







                 See accompanying notes to financial statements.



                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)

                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                         2000         1999               2000           1999
                                                   --------------------------------------------------------------
  REVENUES

  Lease revenue                                     $   5,255      $   5,102          $ 16,868        $ 15,297
  Interest and other income                                43             39               116             138
  Net gain on disposition of equipment                  1,096             67             1,193             173
                                                    --------------------------------------------------------------
      Total revenues                                    6,394          5,208            18,177          15,608
                                                    --------------------------------------------------------------

  EXPENSES

  Depreciation and amortization                         2,108          2,320             6,183           6,879
  Repairs and maintenance                                 352            399             1,420           1,280
  Equipment operating expenses                          1,249            916             3,935           2,255
  Insurance expense                                       117            269               243             483
  Management fees to affiliate                            258            267               826             773
  Interest expense                                        280            311               820             992
  General and administrative expenses
        to affiliates                                     225            204               646             658
  Other general and administrative expenses               237            163               699             453
  Provision for bad debts                                  33             23                59              47
                                                    --------------------------------------------------------------
      Total expenses                                    4,859          4,872            14,831          13,820
                                                    --------------------------------------------------------------

  Equity in net income (loss) of unconsolidated
        special-purpose entities                           57           (536)              440             866
                                                    --------------------------------------------------------------

  Net income (loss)                                 $   1,592      $    (200)         $  3,786        $  2,654
                                                    ==============================================================

  Partners' share of net income (loss):

  Limited partners                                  $   1,473      $    (319)         $  3,428        $  2,295
  General Partner                                         119            119               358             359
                                                    --------------------------------------------------------------

  Total                                             $   1,592      $    (200)         $  3,786        $  2,654
                                                    ==============================================================

  Limited partners' net income (loss) per
      weighted-average limited partnership unit     $    0.17      $   (0.04)         $   0.38        $   0.25
                                                    ==============================================================

  Cash distribution                                 $   2,386      $   2,386          $  7,158        $  6,231
                                                    ==============================================================

  Cash distribution per weighted-average
      limited partnership unit                      $    0.25      $    0.25          $   0.75        $   0.65
                                                    ==============================================================








                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                            ( A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the period from December 31, 1998 to September 30, 2000
                            (in thousands of dollars)



                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998              $   34,406            $    --             $   34,406

  Net income                                                      824                478                  1,302

  Purchase of limited partnership units                           (85)                --                    (85)

  Cash distribution                                            (8,139)              (478)                (8,617)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1999                  27,006                 --                 27,006

  Net income                                                    3,428                358                  3,786

  Purchase of limited partnership units                           (10)                --                    (10)

  Cash distribution                                            (6,800)              (358)                (7,158)
                                                           -------------------------------------------------------

    Partners' capital as of September 30, 2000             $   23,624            $    --             $   23,624
                                                           =======================================================










                 See accompanying notes to financial statements.





                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                   2000          1999
                                                                               ----------------------------
OPERATING ACTIVITIES
 Net income                                                                     $   3,786     $   2,654
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                    6,183         6,879
   Net gain on disposition of equipment                                            (1,193)         (173)
   Equity in net income from unconsolidated
       special-purpose entities                                                      (440)         (866)
   Changes in operating assets and liabilities, net:
     Restricted cash                                                                   21          (109)
     Accounts receivable, net                                                          93           732
     Prepaid expenses and other assets                                                 45            74
     Accounts payable and accrued expenses                                           (176)         (138)
     Due to affiliates                                                                 12            11
     Lessee deposits and reserve for repairs                                           27           (42)
                                                                                ---------------------------

       Net cash provided by operating activities                                    8,358         9,022
                                                                                ---------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                   (2,679)       (1,255)
 Distribution from liquidation of unconsolidated special-purpose entity                --         3,548
 Distributions from unconsolidated special-purpose entities                         1,296           659
 Payments of acquisition fees to affiliate                                             --           (56)
 Payments of lease negotiation fees to affiliate                                       --           (13)
 Proceeds from disposition of equipment                                             3,678           591
                                                                                ---------------------------
       Net cash provided by investing activities                                    2,295         3,474
                                                                                ---------------------------

 FINANCING ACTIVITIES

 Payments of note payable                                                          (6,055)       (6,168)
 Proceeds of short-term loan from affiliate                                         4,500         1,400
 Payments of short-term loan from affiliate                                        (4,500)       (1,400)
 Cash distributions paid to limited partners                                       (6,800)       (5,872)
 Cash distributions paid to General Partner                                          (358)         (359)
 Purchase of limited partnership units                                                (10)          (85)
                                                                                ---------------------------
       Net cash used in financing activities                                      (13,223)      (12,484)
                                                                                ---------------------------

 Net (decrease) increase in cash and cash equivalents                              (2,570)           12
 Cash and cash equivalents at beginning of period                                   4,188         1,774
                                                                                ---------------------------
 Cash and cash equivalents at end of period                                     $   1,618     $   1,786
                                                                                ===========================

 SUPPLEMENTAL INFORMATION
 Interest paid                                                                  $     876     $   1,047
                                                                                ===========================





                 See accompanying notes to financial statements.


                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

1.   OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund V (the Partnership) as of September 30, 2000 and December 31, 1999, the statements of operations for the three months and nine months ended September 30, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to September 30, 2000, and the statements of cash flows for the nine months ended September 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

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

3.   PURCHASE OF LIMITED PARTNERSHIP UNITS

The Partnership agreed to purchase approximately 2,300 limited partnership units in 2000 for an aggregate purchase price of up to $12,500. During the nine months ended September 30, 2000, the Partnership purchased 2,000 limited partnership units for $10,000. The General Partner may purchase the additional units in the future.

4.   CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended September 30, 2000 and 1999, cash distributions totaled $2.4 million. For the nine months ended September 30, 2000 and 1999, cash distributions totaled $7.2 million and $6.2 million, respectively. Cash distributions of $3.3 million and $3.6 million to the limited partners during the nine months ended September 30, 2000 and 1999, respectively, were deemed to be a return of capital.

Cash distributions related to the results from the third quarter of 2000 of $1.7 million, will be paid during the fourth quarter of 2000.

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of September 30, 2000, included $0.2 million due to FSI and its affiliates for management fees and data processing services, and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1999, included $0.2 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs.

During the nine months ended September 30, 2000, the Partnership borrowed $4.5 million from the General Partner for a short-term loan and repaid the loan to the General Partner. The General Partner charged the Partnership $0.1 million in interest using prevailing market interest rates at the time of the loans.


                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of September 30, 2000 and December 31, 1999.

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       2000           1999               2000           1999
                                                    --------------------------------------------------------------

  Management fees                                   $      68      $      57          $    228         $   197
  Data processing and administrative
     expenses                                              21             14                48              52

6.   EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                                September 30,       December 31,
                                                   2000                1999
                                               ---------------------------------

  Aircraft                                         55,070          $   52,402
  Marine vessels                                   16,276              20,276
  Railcars                                         11,309              11,328
  Marine containers                                 7,121               9,075
  Trailers                                          2,245               9,245
                                               -----------         -----------
                                                   92,021
  Less accumulated depreciation                   (71,874)            (72,847)
                                               -----------         -----------
                                                   20,147              29,479
  Equipment held for sale                           3,400                  --
                                               -----------         -----------
      Net equipment                                23,547          $   29,479
                                               ===========         ===========

As of September 30, 2000, all owned equipment in the Partnership's portfolio was on lease except for a marine vessel with a net book value of $3.4 million that was held for sale and three railcars with a net book value of $20,000. As of December 31, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities.

During the nine months ended September 30, 2000, the Partnership purchased a hush-kit for one of the Partnership's McDonnell Douglas DC-9 commercial aircraft for $2.7 million. The Partnership was required to install the hush-kit per the Partnership's lease agreement for this aircraft.

During the nine months ended September 30, 2000, the Partnership disposed of marine containers, trailers, and railcars with an aggregate net book value of $2.5 million, for $3.7 million. During the nine months ended September 30, 1999, the Partnership disposed of marine containers, trailers, and railcars with an aggregate net book value of $0.4 million, for $0.6 million.



                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                  September 30,       December 31,
                                                                                       2000                1999
                                                                                 ----------------------------------
       48% interest in an entity owning a product tanker                         $     4,945         $     5,885
       25% interest in a trust owning two commercial aircraft on direct
                finance lease                                                          2,241               2,535
       50% interest in an entity owning a product tanker                               1,591               1,333
       50% interest in an entity that owned a bulk carrier                                --                (120)
     ----------------------------------------------------------------------------------------        ------------
         Net investments                                                         $     8,777         $     9,633
                                                                                 ============        ============

As of September 30, 2000 and December 31, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

8.   OPERATING SEGMENTS

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine               Marine
     For the quarter ended                 Aircraft   Vessel    Railcar   Container  Trailer
         September 30, 2000                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,935  $  2,008   $    562  $    112   $    638  $     --   $  5,255
       Interest income and other                  1        --         --        --         --        42         43
       Gain on disposition of equipment          --        --         16        30      1,050        --      1,096
                                           ------------------------------------------------------------------------
         Total revenues                       1,936     2,008        578       142      1,688        42      6,394

     COSTS AND EXPENSES
       Operations support                       (40)    1,359        117         2        270        10      1,718
       Depreciation and amortization          1,337       370        139       104        144        14      2,108
       Interest expense                          --        --         --        --         --       280        280
       Management fees to affiliate              81       100         33         6         38        --        258
       General and administrative expenses       40        13         10        --        155       244        462
       Provision for bad debts                    9        --         --        --         24        --         33
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,427     1,842        299       112        631       548      4,859
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs        82       (25)        --        --         --        --         57
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    591  $    141   $    279  $     30   $  1,057  $   (506)  $  1,592
                                           ========================================================================

     Total assets as of September 30, 2000 $ 17,319  $ 12,484   $  3,078  $  1,144   $    806  $  1,678   $ 36,509
                                           ========================================================================


(1 Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative, and operations support expenses.



                          PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

8.   OPERATING SEGMENTS (CONTINUED)

                                                      Marine               Marine
     For the quarter ended                 Aircraft   Vessel    Railcar   Container  Trailer
         September 30, 1999                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
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
                                           ========================================================================



                                                      Marine               Marine
     For the nine months ended             Aircraft   Vessel    Railcar   Container  Trailer
           September 30, 2000              Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  5,953  $  6,990   $  1,778  $    306   $  1,841  $     --   $ 16,868
       Interest income and other                  8         3         --        --         --       105        116
       Gain on disposition of equipment          --        --         35       104      1,054        --      1,193
                                           ------------------------------------------------------------------------
         Total revenues                       5,961     6,993      1,813       410      2,895       105     18,177

     COSTS AND EXPENSES
       Operations support                       199     4,291        394         5        681        28      5,598
       Depreciation and amortization          3,834     1,112        419       344        432        42      6,183
       Interest expense                          --        --         --        --         --       820        820
       Management fees to affiliate             226       349        124        15        112        --        826
       General and administrative expenses      151        43         37        --        420       694      1,345
       Provision for bad debts                    9        --          2        --         48        --         59
                                           ------------------------------------------------------------------------
         Total costs and expenses             4,419     5,795        976       364      1,693     1,584     14,831
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs              304       136         --        --         --        --        440
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  1,846  $  1,334   $    837  $     46   $  1,202  $ (1,479)  $  3,786
                                           ========================================================================

     Total assets as of September 30, 2000 $ 17,319  $ 12,484   $  3,078  $  1,144   $    806  $  1,678   $ 36,509
                                           ========================================================================


(1) Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative and operations support expenses.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

8.   OPERATING SEGMENTS (CONTINUED)

                                                      Marine               Marine
     For the nine months ended             Aircraft   Vessel    Railcar   Container  Trailer
           September 30, 1999              Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
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
                                           ========================================================================

(1) Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative and operations support expenses.

9.   DEBT

The Partnership made the regularly scheduled installment payments of $5.7 million to the lenders of the note payable during the nine months ended September 30, 2000, and accrued or paid the quarterly interest payment at a rate of LIBOR plus 1.2% per annum (7.88% at September 30, 2000 and 7.30% December 31,
1999). The Partnership also paid the lenders of the senior note an additional $0.4 million from equipment sales proceeds, as required by the loan agreement.

During August 2000, the existing senior loan agreement was amended and restated to change the quarterly principal payment date from the 45th day of each quarter to the last business day of each quarter.

10.  NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 2000, was 9,065,911 and 9,066,552, respectively. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1999, was 9,067,911 and 9,073,283, respectively.

11.  CONTINGENCIES

PLM International (the Company) and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV
(Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds), each a California limited partnership for which the Company's




                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

11.  CONTINGENCIES (CONTINUED)

wholly-owned subsidiary, FSI, acts as the General Partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory damages, as well as punitive damages.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No.987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and August 30, 2000. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that fund's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less than 50% of the limited partners of each Fund vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from the Funds funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. The

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

11.  CONTINGENCIES (CONTINUED)

monetary settlement remains subject to certain conditions, including final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including disapproval of the proposed amendments to the fund partnership agreements by less than 50% of the limited partners in one or more of Funds V, VI, and VII, judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing. A final fairness hearing has been scheduled for November 29, 2000. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

12.  SUBSEQUENT EVENT

During October 2000, the Partnership received proceeds of $3.4 million from the disposition of a marine vessel that was held for sale at September 30, 2000. The proceeds approximated the marine vessel's net book value.





                      (This space intentionally left blank)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V's (the Partnership's) Operating Results for the Three Months Ended September 30, 2000 and 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the three months ended September 30, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                       For the Three Months
                                                        Ended September 30,
                                                       2000             1999
                                                    ----------------------------
  Aircraft                                          $  1,975         $  2,077
  Marine vessels                                         649              365
  Railcars                                               445              513
  Trailers                                               368              448
  Marine containers                                      110              129

Aircraft: Aircraft lease revenues and direct expenses were $1.9 million and ($40,000), respectively, for the three months ended September 30, 2000, compared to $2.1 million and $17,000, respectively, during the same period of 1999. The decrease in aircraft lease revenues of $0.2 million was due to one aircraft being on-lease for one month during the quarter ended September 30, 2000, compared to the same period of 1999, when this aircraft was on-lease for three months. Direct expenses decreased $0.1 million during the third quarter of 2000 due to the receipt of $0.1 million from the lessee to pay the Partnership for certain repairs. A similar event did not occur in 1999.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.0 million and $1.4 million, respectively, for the three months ended September 30, 2000, compared to $1.6 million and $1.2 million, respectively, during the same period of 1999.

The increase in marine vessel lease revenues of $0.4 million during the quarter ended September 30, 2000 was due to one marine vessel that earned $1.1 million in additional voyage lease revenues due to higher lease rates compared to the same period of 1999, offset in part, by a decrease of $0.6 million caused by another marine vessel that was off-lease during the three months ended September 30, 2000 compared to the same period of 1999, when it was on-lease.

As a result of the additional voyage lease revenues, direct expenses increased $0.2 million during the quarter ended September 30, 2000 when compared to the same period of 1999.

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the three months ended September 30, 2000 and 1999.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.3 million, respectively, for the three months ended September 30, 2000, compared to $0.7 million and $0.2 million, respectively, during the same period of 1999. The decrease in trailer contribution was due to lower lease revenues of $0.1 million resulting from lower utilization on short-term rental trailers and higher repair costs of $23,000 during the three months ended September 30, 2000 compared to the same period of 1999.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $2,000, respectively, for the three months ended September 30, 2000, compared to $0.1 million and $1,000, respectively, during the same period of 1999. The number of marine containers owned by the Partnership has been declining due to dispositions during 2000 and 1999 resulting in a decrease in marine container contribution.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.1 million for the quarter ended September 30, 2000 decreased from $3.3 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $0.2 million decrease in depreciation and amortization expenses from 1999 levels was caused primarily by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii) A $31,000 decrease in interest expense was due to a lower average outstanding debt balance in the third quarter of 2000 when compared to the same period of 1999.

     (iii) A $0.1 million increase in general and administrative expenses was primarily due to additional costs associated with the re-lease of a commercial aircraft during 2000 compared to the same period of 1999.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the third quarter of 2000 totaled $1.1 million, which resulted from the sale of marine containers, trailers, and a railcar with a net book value of $2.2 million, for proceeds of $3.3 million. The net gain on the disposition of equipment for the third quarter of 1999 totaled $0.1 million, which resulted from the sale of marine containers railcars, and a trailer with an aggregate net book value of $0.1 million, for proceeds of $0.2 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                       For the Three Months
                                                        Ended September 30,
                                                       2000             1999
                                                    ----------------------------
  Aircraft                                          $     82         $     94
  Marine vessels                                         (25)            (630)
                                                    ----------------------------
      Equity in net income (loss) of USPEs          $     57         $   (536)
                                                    ============================

Aircraft: As of September 30, 2000 and 1999, the Partnership had an interest in an entity owning two commercial aircraft on a direct finance lease. During the three months ended September 30, 2000, revenues of $0.1 million were offset by amortization expense, direct expenses, and administrative expenses of $12,000. During the same period of 1999, revenues of $0.1 million were offset by amortization expense, direct expenses, and administrative expenses of $10,000.

Marine vessels: As of September 30, 2000, the Partnership owned an interest in two entities owning a total of two marine vessels. As of September 30, 1999, the Partnership owned an interest in three entities owning a total of three marine vessels. During the third quarter of 2000, lease revenues of $1.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.3 million. During the same period of 1999, lease revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.8 million.

Lease revenues increased $0.1 million during the three months ended September 30, 2000 when compared to the same period of 1999. The increase in lease revenues is due to the following:

     (i) One marine vessel that was on voyage charter during the quarters ended September 30, 2000 and 1999, earned $0.4 million in higher lease revenues due to an increase in voyage lease rates compared to the same period of 1999.

     (ii) The other marine vessel, while on time charter during the quarters ended September 30, 2000 and 1999, also earned a higher lease rate which caused lease revenues to increase $0.1 million during the quarter ended September 30, 2000 compared to the same period of 1999.

     (iii) The sale of the Partnership's interest in a marine vessel during the fourth quarter of 1999 caused lease revenues to decrease $0.3 million during the three months ended September 30, 2000 compared to the same period of 1999.

Depreciation expense, direct expenses, and administrative expenses decreased $0.5 million during the three months ended September 30, 2000 compared to the same period of 1999. The decrease in direct expenses is due to the following:

     (i) Depreciation expense decreased $0.1 million during the three months ended September 30, 2000 due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii) Direct expenses also decreased $0.1 million during the three months ended September 30, 2000 due to lower operating expenses compared to the same period of 1999.

     (iii) The sale of the Partnership's interest in a marine vessel during the fourth quarter of 1999 caused depreciation expense, direct expenses, and administrative expenses to decrease $0.3 million during the three months ended September 30, 2000 compared to the same period of 1999.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the three months ended September 30, 2000 was $1.6 million, compared to net loss of $0.2 million during the same period in 1999. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 2000 is not necessarily indicative of future periods. In the third quarter of 2000, the Partnership distributed $2.3 million to the limited partners, or $0.25 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 2000 and 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the nine months ended September 30, 2000, compared to the same period of 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                     For the Nine Months
                                                     Ended September 30,
                                                    2000             1999
                                                 ----------------------------
  Aircraft                                       $  5,754        $   6,289
  Marine vessels                                    2,699            1,645
  Railcars                                          1,384            1,486
  Trailers                                          1,160            1,325
  Marine containers                                   301              574

Aircraft: Aircraft lease revenues and direct expenses were $6.0 million and $0.2 million, respectively, for the nine months ended September 30, 2000, compared to $6.3 million and $49,000, respectively, during the same period of 1999. A decrease in aircraft lease revenues of $0.4 million was due to a commercial aircraft being off-lease for four months during the nine months ended September 30, 2000 that was on-lease for nine months during the same period of 1999. Direct expenses increased $0.2 million during the nine months ended September 30, 2000 due to required repairs to the off-lease commercial aircraft. A similar expense was not required during the same period of 1999.

Marine vessels: Marine vessel lease revenues and direct expenses were $7.0 million and $4.3 million, respectively, for the nine months ended September 30, 2000, compared to $4.6 million and $3.0 million, respectively, during the same period of 1999.

The increase in marine vessel lease revenues of $2.4 million during the nine months ended September 30, 2000 was due to one marine vessel that earned $3.6 million in additional voyage lease revenues due to an increase in voyage lease rates compared to the same period of 1999, offset in part, by a decrease of $1.2 million caused by another marine vessel that was off-lease for six months during the nine months ended September 30, 2000, compared to the same period of 1999, when it was on-lease nine months.

As a result of the additional voyages, direct expenses increased $1.3 million during the nine months ended September 30, 2000 when compared to the same period of 1999.

Railcars: Railcar lease revenues and direct expenses were $1.8 million and $0.4 million, respectively, for the nine months ended September 30, 2000, compared to $1.8 million and $0.3 million, respectively, during the same period of 1999. The decrease in railcar contribution was due a decrease in railcar lease revenues of $43,000 primarily due to lower re-lease rates earned on railcars whose leases expired during 2000 and to an increase of $49,000 in repairs to certain railcars in 2000 that were not needed during the same period of 1999.

Trailers: Trailer lease revenues and direct expenses were $1.8 million and $0.7 million, respectively, for the nine months ended September 30, 2000, compared to $2.0 million and $0.6 million, respectively, during the same period of 1999.
Trailer contribution decreased $0.2 million during the nine months ended September 30, 2000 due to lower lease revenues of $0.1 million resulting from lower utilization on the trailers in the short-term rental facilities and higher repair costs of $0.1 million when compared to the same period of 1999.

Marine containers: Marine container lease revenues and direct expenses were $0.3 million and $5,000, respectively, for the nine months ended September 30, 2000, compared to $0.6 million and $3,000, respectively, during the same period of 1999. The number of marine containers owned by the Partnership has been declining due to dispositions during 2000 and 1999 resulting in a decrease to marine container contribution.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $9.2 million for the nine months ended September 30, 2000 decreased from $9.8 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $0.7 million decrease in depreciation and amortization expenses from 1999 levels was caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii) A $0.2 million decrease in interest expense was due to a lower average outstanding debt balance during the nine months ended September 30, 2000 compared to the same period of 1999.

     (iii) A $0.1 million increase in management fees to affiliate was due to increased lease revenues during the nine months ended September 30, 2000 compared to the same period of 1999.

     (iv) A $0.2 million increase in general and administrative expenses was primarily due to additional costs associated with the re-lease of a commercial aircraft during 2000 compared to the same period of 1999.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the nine months ended September 30, 2000 totaled $1.2 million, which resulted from the sale of marine containers, railcars, and trailers with a net book value of $2.5 million, for proceeds of $3.7 million. The net gain on the disposition of equipment for the nine months ended September 30, 1999 totaled $0.2 million, which resulted from the sale of marine containers, railcars, and trailers with an aggregate net book value of $0.4 million, for proceeds of $0.6 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                                For the Nine Months
                                                                Ended September 30,
                                                               2000             1999
                                                            ----------------------------
  Aircraft, rotable components, and aircraft engines        $    304        $   1,764
  Marine vessels                                                 136             (898)
                                                            ----------------------------
      Equity in net income of USPEs                         $    440        $     866
                                                            ============================

Aircraft, rotable components, and aircraft engines: As of September 30, 2000 and 1999, the Partnership had an interest in an entity owning two commercial aircraft on a direct finance lease. During the nine months ended September 30, 2000, revenues of $0.3 were offset by direct expenses and administrative expenses of ($13,000). During the same period of 1999, revenues of $0.3 million and the gain from the sale of the Partnership's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. Direct expenses and administrative expenses decreased $0.1 million during the nine months ended September 30, 2000 due to the sale of the Partnership's interest in two trusts and the recovery of a $48,000 accounts receivable in 2000 that had previously been reserved as a bad debt. A similar recovery did not occur during the same period of 1999.

Marine vessels: As of September 30, 2000, the Partnership owned an interest in two entities owning a total of two marine vessels. As of September 30, 1999, the Partnership owned an interest in three entities owning a total of three marine vessels. During the nine months ended September 30, 2000, lease revenues of $4.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.4 million. During the same period of 1999, lease revenues of $4.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.9 million.

Lease revenues increased $0.5 million during the nine months ended September 30, 2000 compared to the same period of 1999. The increase in lease revenues is due to the following:

     (i) One marine vessel that was on voyage charter during the nine months ended September 30, 2000 and 1999, earned $1.3 million in higher lease revenues due to an increase in voyage lease rates when compared to the same period of 1999.

     (ii) The other marine vessel, while on time charter during the nine months ended September 30, 2000 and 1999, earned a lower lease rate which caused lease revenues to decrease $0.1 million during the quarter ended September 30, 2000 compared to the same period of 1999.

     (iii) The sale of the Partnership's interest in a marine vessel during the fourth quarter of 1999 caused lease revenues to also decrease $0.7 million during the nine months ended September 30, 2000 compared to the same period of 1999.

Depreciation expense, direct expenses, and administrative expenses decreased $0.5 million during the nine months ended September 30, 2000 when compared to the same period of 1999. The sale of the Partnership's interest in a marine vessel during the fourth quarter of 1999, caused depreciation expense, direct expenses, and administrative expenses to decrease $1.0 million during the nine months ended September 30, 2000. This decrease was offset, in part, by an increase of $0.4 million in certain direct expenses due to increased usage of a marine vessel during the nine months ended September 30, 2000 when compared to the same period of 1999.



(E)  Net Income

As a result of the foregoing, the Partnership's net income for the nine months ended September 30, 2000 was $3.8 million, compared to net income of $2.7 million during the same period in 1999. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 2000 is not necessarily indicative of future periods. In the nine months ended September 30, 2000, the Partnership distributed $6.8 million to the limited partners, or $0.75 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 2000, the Partnership generated $9.7 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and pay cash distributions (total for the nine months ended September 30, 2000 of $7.2 million) to the partners.

During the nine months ended September 30, 2000, the Partnership sold owned equipment and received aggregate proceeds of $3.7 million.

During the nine months ended September 30, 2000, the Partnership purchased a hush-kit for one of the Partnership's McDonnell Douglas DC-9 commercial aircraft for $2.7 million. The Partnership was required to install the hush-kit per the Partnership's lease agreement for this aircraft.

Accounts receivable decreased $0.1 million during the nine months ended September 30, 2000 due to the timing of cash receipts.

Investments in USPEs decreased $0.9 million due to cash distributions of $1.3 million to the Partnership from the USPEs offset in part, by $0.4 million of income that was recorded by the Partnership's from the USPEs during the nine months ended September 30, 2000.

Accounts payable decreased $0.2 million during the nine months ended September 30, 2000 due to the timing of payments to vendors.

During the nine months ended September 30, 2000, the Partnership borrowed $4.5 million from the General Partner for a short-term loan and fully repaid the loan to the General Partner. The General Partner charged the Partnership $0.1 million in interest using prevailing market interest rates at the time of the loans.

During the nine months ended September 30, 2000, the Partnership made the regularly scheduled installment payment of $5.7 million to the lenders of the note payable. The Partnership also made an additional principal payment of $0.4 million from the proceeds of equipment sales. The Partnership is scheduled to make an installment payment of $4.0 million under its notes payable agreement on December 29, 2000. The Partnership is also scheduled to make quarterly installment payments through the year 2001 and, in some instances, a percentage of equipment sale proceeds.

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

Factors affecting the Partnership's contribution during the remainder of 2000 and beyond include:

1. The cost of new marine containers has been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers have started to increase which, if this trend continues, should translate into rising per diem lease rates. However, some of the Partnership's refrigerated marine containers have become delaminated. This condition lowers the demand for these marine containers which has lead to declining lease rates and lower utilization on containers with this problem.

2. Depressed economic conditions in Asia during most of 1999 led to declining freight rates for dry bulk marine vessels. With the economic recovery in Asia and in the absence of new additional orders, this market has stabilized.

3. Railcar loading in North America have continued to be high, however a softening in the market has lead to lower lease rates as existing leases expire and renewal leases are negotiated.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposures are that of interest rate and currency risk. The Partnership's note payable is a variable rate debt. The Partnership estimates a one percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $24,000 for the remaining three months of 2000 and $47,000 in 2001. The Partnership estimates a two percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $47,000 for the remaining three months of 2000 and $0.1 million in 2001.

During the nine months ended September 30, 2000, 83% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.



                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

           10.1 Amendment No. 2 to the Amended and Restated $38,000,000 Loan Agreement, dated as of August 2, 2000.

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



                                           PLM EQUIPMENT GROWTH FUND V

                                           By:      PLM Financial Services, Inc.
                                                    General Partner



Date:   November 10, 2000                  By:      /s/ Richard K Brock
                                                    Richard K Brock
                                                    Vice President and
                                                    Chief Financial Officer