Form 10-K
period 2000-12-31
PLM EQUIPMENT GROWTH FUND V
filed 2001-03-16
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                    FORM 10-K



     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Aggregate market value of voting stock:  N/A
                                         ---

An index of exhibits filed with this Form 10-K is located on page 25.

Total number of pages in this report: __.

                                     PART I

ITEM 1.    BUSINESS

(A)  Background

In November 1989, PLM Financial Services, Inc. (FSI or the General Partner), a wholly owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 10,000,000 limited partnership units (the units) including 2,500,000 optional units, in PLM Equipment Growth Fund V, a California limited partnership (the Partnership, the Registrant, or EGF V). The Registration Statement also proposed offering an additional 1,250,000 Class B units through a reinvestment plan. The General Partner has determined that it will not adopt this reinvestment plan for the Partnership. The Partnership's offering became effective on April 11, 1990. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership was formed to engage in the business of owning and managing a diversified pool of used and new transportation-related equipment and certain other items of equipment.

The Partnership's primary objectives are:

     (1) to maintain a diversified portfolio of low-obsolescence equipment with long lives and high residual values which were purchased with the net proceeds of the initial Partnership offering, supplemented by debt financing, and surplus operating cash during the investment phase of the Partnership. All transactions over $1.0 million must be approved by the PLMI Credit Review Committee (the
Committee) which is made up of members of PLMI's senior management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, the lessee's financial statements, internal and external credit ratings, and letters of credit;

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continued ownership of a particular asset. Proceeds from these sales, together with excess net operating cash flows from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs) are used to repay the Partnership's outstanding indebtedness and for distributions to the partners;

     (4) to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The offering of units of the Partnership closed on December 23, 1991. As of December 31, 2000, there were 9,065,911 units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

Beginning in the Partnership's seventh year of operation, which commenced on January 1, 1999, the General Partner stopped reinvesting cash flow. Surplus funds, if any, less reasonable reserves, will be distributed to the partners. In the ninth year of operations of the Partnership, which commenced on January 1, 2001, the General Partner intends to begin the dissolution and liquidation of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events. Under certain circumstances, however, the term of the Partnership may be extended. In no event will the Partnership be extended beyond December 31, 2010.

Table 1, below, lists the equipment and the original cost of equipment in the Partnership's portfolio, equipment held for sale, and the cost of investments in unconsolidated special-purpose entities as of December 31, 2000 (in thousands of dollars):

                                     TABLE 1

      Units          Type                                              Manufacturer                         Cost
     ---------------------------------------------------------------------------------------------------------------

     Owned equipment held for operating leases:

           3   737-200 Stage II commercial aircraft                     Boeing                         $   16,049
           2   737-200A Stage III commercial aircraft                   Boeing                             12,920
           1   DC-9-32 Stage III commercial aircraft                    McDonnell Douglas                  12,726
           2   DHC-8-102 commuter aircraft                              DeHavilland                         7,628
           1   DHC-8-300 commuter aircraft                              DeHavilland                         5,748
          84   Sulphur tank railcars                                    ACF/RTC                             2,884
         119   Covered hopper railcars                                  Various                             2,804
         106   Anhydrous ammonia tank railcars                          GATX                                2,483
          72   Tank railcars                                            Various                             1,898
          43   Mill gondola railcars                                    Bethlehem Steel                     1,219
         493   Various marine containers                                Various                             3,904
         120   Refrigerated marine containers                           Various                             2,341
         147   Piggyback refrigerated trailers                          Oshkosh                             2,245
                                                                                                       -----------
                   Owned equipment held for operating leases                                               74,849

     Owned equipment held for sale:
           1   Product tanker                                           Kaldnes M/V                        16,276
                                                                                                       -----------

                    Total owned equipment                                                              $   91,125(1)
                                                                                                       ===========


     Investments in unconsolidated special-purpose entities:
        0.48   Product tanker                                           Boelwerf-Temse                 $    9,492(2)
        0.50   Product tanker                                           Kaldnes M/V                         8,249(2)
        0.25   Equipment on direct finance lease:
                 Two DC-9 Stage III commercial aircraft                 McDonnell Douglas                   3,005(3)
                                                                                                       -----------
               Total investments in unconsolidated special-purpose entities                            $   20,746(1)
                                                                                                       ===========

(1) Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings. Includes costs capitalized, subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation
(TEC), a wholly owned  subsidiary of FSI, or PLM Worldwide  Management  Services
(WMS), a wholly owned subsidiary of PLM International. All equipment was used equipment at the time of purchase, except 150 piggyback refrigerated trailers.

(2) Jointly owned: EGF V and an affiliated program.

(3) Jointly owned: EGF V and two affiliated programs.

Equipment is generally leased under operating leases for a term of one to six years except for marine vessels operating on voyage charter or time charter which are usually leased for less than one year. The Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Lease revenues for intermodal trailers are based on a per-diem lease in the free running interchange with the railroads. Lease revenues for trailers that operated in rental yards owned by PLM Rental, Inc., were based on a fixed rate for a specific period of time, usually short in duration. Rents for all other equipment are based on fixed rates.

The lessees of the equipment include but are not limited to: Air Canada, Aero California, Chevron USA, Husky Oil Operations, Coastal Chemical, Inc., Koch Sulphur, Potash Corp., Kansas City Southern, Varig South America, and Aero California.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the audited financial statements).

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short- to mid-term nature of operating leases generally commands a higher rental rate than longer-term full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

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

(D)  Demand

The Partnership currently operates in the following operating segments: aircraft leasing, marine vessel leasing, railcar leasing, intermodal trailer leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment and investments are used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)  Aircraft

(a)  Commercial Aircraft

Both Boeing and Airbus Industries have predicted that the rate of growth in the demand for air transportation services will be relatively robust for the next 20 years. Boeing has predicted that the demand for passenger services will grow at an average rate of about 5% per year and the demand for cargo traffic will grow at about 6.4% per year during that period. Such growth will require a substantial increase in the numbers of commercial aircraft. According to Boeing, as of the end of 1999, the world fleet of jet-powered commercial aircraft included a total of approximately 13,670 airplanes. That total included 11,994 passenger aircraft with 50 seats or more and 1,676 freighter aircraft. Boeing predicts that by the end of 2019 that fleet will grow to approximately 31,755 aircraft including 28,558 passenger aircraft with 50 seats or more and 3,197 freighter aircraft. To support this growth, Boeing received 502 new aircraft orders in the first ten months of 2000 and Airbus received 427.

Airline economics will also require aircraft to be retained in active commercial service for longer periods than previously expected. Consequently, the market for environmentally acceptable and economically viable aircraft will continue to be robust and such aircraft will command relatively high residual values. In general, aircraft values have tended to grow at about 3% per year. Lease rates should also grow at similar rates. However, such rates are subject to variation depending on the state of the world economy and the resultant demand for air transportation services.

The Partnership owns six commercial aircraft and 25% of two commercial aircraft which were all on lease throughout 2000 and earning above market lease rates.

(b)      Commuter Aircraft

Regional jets have been well received in the commuter market. This has resulted in an increase in demand for regional jets at the expense of turboprops. Turboprop manufacturers are cutting back on production due to reduced demand. The uncertainty of the future market for turboprops has had an adverse effect on turboprop lease rates and residual values.

The Partnership leases three commuter turboprops containing 37 to 50 seats. These aircraft fly in North America, which continues to be the fastest-growing market for commuter aircraft in the world. The Partnership's aircraft possess unique performance capabilities, compared to other turboprops, which allow them to readily operate at maximum payloads from unimproved surfaces, hot and high runways, and short runways.

The Partnership's turboprops remained on lease throughout 2000 and their lease rates were unaffected by the market conditions.

(2)  Product Tankers

The Partnership owns a 1975-built 50,000 dead weight ton product tanker and has investments in two similar product tankers that operate in international markets carrying a variety of commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The General Partner operates the Partnership's product tankers through a combination of spot and period charters, an approach that provides the flexibility to adapt to changes in market conditions, carrying mostly fuel oil and similar petroleum distillates.

The market for product tankers improved throughout 2000, with dramatic improvements experienced in the fourth quarter; and is expected to continue strong throughout 2001. The strength in the charter market for tankers is generally tied to overall economic activity, and in particular, the upturn in activity seen in the Far East.

(3)  Railcars

(a)  Pressurized Tank Railcars

Pressurized  tank cars are used to transport  liquefied  petroleum  gas (natural gas) and anhydrous ammonia (fertilizer). The U.S. markets for natural gas are industrial applications (46% of estimated demand in 2000), residential use (21%), electricity generation (15%), commercial applications (15%), and transportation (3%). Natural gas consumption is expected to grow over the next few years as most new electricity generation capacity planned for is expected to be natural gas-fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of petroleum products increased 3% and chemical products increased 1% in 2000, compared to 1999. Consequently, demand for pressurized tank cars remained relatively constant during 2000, with utilization of this type of railcar within the Partnership remaining above 98%. While renewals of existing leases continue at similar rates, some cars continue to be renewed for "winter only" terms of approximately six months. As a result, there are many pressurized tank cars up for renewal in the spring of 2001.

(b)  General Purpose (Nonpressurized) Tank Railcars

These railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils and corn syrup. This railcar type continued to be in high demand during 2000. The overall health of the market for these types of commodities is closely tied to both the U.S. and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, carloadings of petroleum products increased 3% and chemical products increased 1% in 2000, compared to 1999 levels. Utilization of the Partnership's nonpressurized tank cars remained above 98% during 2000.

(c)  Covered Hopper (Grain) Railcars

Demand for covered hopper railcars, which are specifically designed to service the grain industry, continued to experience weakness during 2000. The U.S. agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feed lots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the United States, due to higher population growth, a rapid pace of industrialization, and rising disposable income.

Within the United States, carloadings of grain products decreased 2% in 2000, compared to 1999. Other factors contributing to the softness in demand for covered hopper cars is the large number of new cars built during the last few years and the improved utilization of covered hoppers by the railroads. As in 1999, covered hopper railcars whose leases expired in 2000, were renewed at considerably lower rental rates.

(d)  Mill Gondola Railcars

Mill gondola railcars are typically used to transport scrap steel for recycling from steel processors to small steel mills called minimills. Demand for steel is cyclical and moves in tandem with the growth or contraction of the overall economy. Within the United States, carloadings for the commodity group that includes scrap steel increased 1% in 2000, over 1999 volumes.

(4)  Intermodal (Piggyback) Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past decade, intermodal trailers have continued to be gradually displaced by domestic containers as the preferred method of transport for such goods. This is caused by railroads offering approximately 15% lower freight rates on containers compared to trailers. During 2000, demand for intermodal trailers was more volatile than historic norms. Slow demand occurred over the second half of the year due to a slowing economy and continued customer concerns over rail service problems associated with mergers in the rail industry. Due to the decline in demand, which occurred over the latter half of 2000, overall shipments within the intermodal trailer market declined more than expected for the year, or approximately 10% compared to the prior year. Average utilization of the entire U.S. intermodal fleet rose from 73% in 1998 to 77% in 1999 and then declined to 75% in 2000.

The General Partner further expanded its marketing program to attract new customers for the Partnership's intermodal trailers during 2000. Even with these efforts, average utilization for the Partnership's intermodal trailers for the year 2000 dropped 1% to approximately 78%, still above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to continue in the future. Overall, intermodal trailer shipments are forecast to decline by 6% -10% in 2001, compared to the prior year, due to the anticipated continued weakness of the overall economy. As such, the nationwide supply of intermodal trailers is expected to have approximately 10,000 units in surplus compared with demand for 2001. Maintenance costs have increased approximately 20% due to improper repair methods performed by the railroads and billed to owners. For the Partnership's intermodal fleet, the General Partner will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals. Significant efforts will also be undertaken to reduce maintenance costs and cartage costs.

(5)  Marine Containers

The Partnership's portfolio of containers is composed of two distinct groups of containers. During the early years of the Partnership's operation, the Partnership acquired mixed fleets of 5- to 7- year-old standard dry cargo containers and specialized cargo containers that were leased in revenue-sharing agreements. This older equipment is now in excess of twelve years of age, and is generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales, although highly dependent upon the specific location and type of container, has continued to be strong over the last several years, as it relates to standard dry containers. The Partnership has in the last year experienced reduced residual values on the sale of refrigerated containers, due primarily to technological obsolescence associated with this equipment's refrigeration machinery.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in governmental regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include:

     (1) the United States (U.S.) Oil Pollution Act of 1990, which established liability for operators and owners of marine vessels that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements. These Stage II aircraft are scheduled to be sold or re-leased in countries that do not require this regulation;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo;

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials which apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 174 non-jacketed tank railcars and 88 jacketed tank railcars of which a total of 2 tank railcars have been inspected to date and no defects have been discovered.

As of December 31, 2000, the Partnership was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.    PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interests in entities that own equipment for leasing purposes. As of December 31, 2000, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs) as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $184.3 million through the first quarter of 1992, proceeds from the debt financing of $38.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.    LEGAL PROCEEDINGS

PLM International, (the Company) and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII), collectively (the Funds), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the General Partner.

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

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No.987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company' s petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

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

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Fund V, Fund VI and Fund VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less than 50% of the limited partners of each Fund vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Fund V, Fund VI, and Fund VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. The monetary settlement remains subject to certain conditions, including final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing.

A final fairness hearing was held on November 29, 2000 and the parties await the court's decision. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2000.

















                      (This space intentionally left blank)

                                     PART II


ITEM 5.    MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2000, there were 9,536 limited partners holding units in the Partnership.

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of limited partnership units. Presently, there is no public market for the limited partnership units and none is likely to develop. To prevent the limited partnership units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an U.S. citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

The Partnership may redeem a certain number of units each year under the terms of the Partnership's limited partnership agreement, beginning January 1, 1994. If the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may, subject to certain terms and conditions, redeem up to 2% of the outstanding units each year. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. As of December 31, 2000, the Partnership has purchased a cumulative total of 154,021 units at a cost of $1.6 million. The General Partner has decided that it would not purchase Partnership units under the terms of the Partnership's limited partnership agreement in 2001. The General Partner may purchase additional units on behalf of the Partnership in the future.











                      (This space intentionally left blank)

ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                      For the Years Ended December 31,
        (In thousands of dollars, except weighted-average unit amounts)

                                                2000          1999            1998            1997            1996
                                              -------------------------------------------------------------------------
Operating results:
  Total revenues                            $    22,473    $   20,768      $   24,047     $    41,123     $   44,322
  Net gain on disposition
    of equipment                                  1,351           253             732          10,990         14,199
  Loss on revaluation of equipment                   --         2,899              --              --             --
  Equity in net income (loss) of uncon-
    solidated special-purpose entities              406         2,108             294            (264)          (116)
  Net income                                      3,994         1,302           2,370           7,921         12,441

At year-end:
  Total assets                              $    30,152    $   46,083      $   61,376     $    82,681     $   98,419
  Total liabilities                               8,706        19,077          26,970          35,958         46,123
  Note payable                                    5,474        15,484          23,588          32,000         40,463

Cash distribution                           $     9,544    $    8,617      $   12,008     $    15,346     $   18,083

Cash distribution representing
    a return of capital to the limited
    partners                                $     5,550    $    7,315      $    9,638     $     7,425     $    5,642

Per weighted-average limited partnership unit:

  Net income                                $      0.39(1) $     0.09(1)   $     0.20(1)  $      0.79(1)  $     1.26(1)

  Cash distribution                         $      1.00    $     0.90      $     1.26     $      1.60     $     1.87

  Cash distribution representing
    a return of capital                     $      0.61    $     0.81      $     1.06     $      0.81     $     0.61
----------

(1)After reduction of income necessary to cause the General Partner's capital account to equal zero of $0.3 million ($0.03 per weighted-average depositary unit) in 2000, $0.4 million ($0.05 per weighted-average depositary unit) in 1999, $0.5 million ($0.05 per weighted-average depositary unit) in 1998, $0.4 million ($0.04 per weighted-average depositary unit) in 1997, and $0.3 million ($0.03 per weighted-average depositary unit) in 1996.





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

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2000 primarily in its trailer, marine vessels, railcar, aircraft, and marine container portfolios.

   (a) Trailers: The Partnership's trailer portfolio operates or operated with short-line railroad systems and in short-term rental facilities. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers were lower in 2000 when compared to 1999 due to the sale of 76% of the Partnership's trailers during 2000.

   (b) Marine vessels: Certain of the Partnership's marine vessels operate in the voyage charter and time charter market. Voyage charters and time charters are usually short in duration and reflect the short-term demand and pricing trends in the marine vessel market. As a result of this, certain of the Partnership's marine vessels will be remarketed during 2001 exposing them to re-leasing and repricing risk.

As of December 31, 2000, the Partnership reclassified a marine vessel with a net book value of $1.3 million from equipment held for operating lease to equipment held for sale. During February 2001, this marine vessel was sold.

   (c) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of weakness and this has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

   (d) Aircraft: One of the Partnership's aircraft whose lease expired during 1999 was re-leased during 2000 with a similar lease rate as was previously in effect.

   (e) Marine containers: All of the Partnership's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. Market conditions were relatively constant during 2000.

(2)  Equipment Liquidations

Liquidation  of  Partnership   equipment  and   investments  in   unconsolidated
special-purpose entities (USPEs) represents a reduction in the size of the equipment portfolio and may result in reductions of contributions to the Partnership. During the year, the Partnership disposed of owned equipment that included a marine vessel, marine containers, trailers, and railcars for total proceeds of $7.2 million.

(3)  Equipment Valuation

In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected undiscounted future cash flow and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $2.9 million to the carrying value of owned marine vessels were required during 1999. No reductions were required to the carrying value of the equipment during either 2000 or 1998.

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

For the year ended December 31, 2000, the Partnership generated $12.7 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations, make principal debt payments, and pay distributions of $9.5 million to the partners.

During the year ended December 31, 2000, the Partnership purchased a hush-kit for one of the Partnership's McDonnell Douglas DC-9 commercial aircraft for $2.7 million. The Partnership was required to install the hush-kit per the Partnership's lease agreement for this aircraft.

Accounts receivable decreased $0.6 million during the year ended December 31, 2000 due to the timing of cash receipts.

Investments in USPEs decreased $1.4 million due to cash distributions of $1.8 million to the Partnership from the USPEs offset, in part, by income of $0.4 million that was recorded by the Partnership's from the USPEs during the year ended December 31, 2000.

Accounts payable and accrued expenses decreased $0.3 million during the year ended December 31, 2000 due to the timing of payments to vendors.

Lessee deposits and reserve for repairs decreased $0.1 million during the year 2000 resulting from the sale of a marine vessel. The balance of $0.1 million remaining in dry docking reserves for this marine vessel was transferred to additional sales proceeds.

During the twelve months ended December 31, 2000, the Partnership borrowed $4.5 million from the General Partner for a short-term loan and fully repaid the loan to the General Partner. The General Partner charged the Partnership $0.1 million in interest using prevailing market interest rates at the time of the loans.

The Partnership made the regularly scheduled principal payments of $7.5 million and quarterly interest payments at a rate of LIBOR plus 1.2% per annum (8.0% at December 31, 2000) to the lender of the senior loan during 2000. The Partnership also paid the lender of the senior loan an additional $2.5 million from equipment sale proceeds, as required by the loan agreement.

Pursuant to the terms of the limited partnership agreement, beginning January 1, 1994, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may, subject to certain terms and conditions, redeem up to 2% of the outstanding limited partnership units each year. The purchase price to be offered for such units will be equal to 110% of the unrecovered principal attributed to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. As of December 31, 2000, the General Partner has decided that it would not purchase any units during 2001. The General Partner may purchase additional units on behalf of the Partnership in the future.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)  Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2000 and 1999

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                         For the Years
                                                      Ended December 31,
                                                     2000             1999
                                                  ----------------------------
  Aircraft                                        $  7,782         $  8,000
  Marine vessels                                     2,774            2,332
  Railcars                                           1,811            1,989
  Trailers                                           1,213            1,857
  Marine containers                                    405              694

Aircraft: Aircraft lease revenues and direct expenses were $8.1 million and $0.3 million, respectively, for the year ended December 31, 2000, compared to $8.2 million and $0.2 million, respectively, during the same period of 1999. Aircraft lease revenues decreased $0.3 million due to a commercial aircraft being off-lease for four months during the year ended December 31, 2000 that was on-lease for year during the same period of 1999. This decrease in lease revenues was partially offset by an increase of $0.2 million cause by the re-lease of a commercial aircraft at a higher rate in 2000 than the lease that was in place during 1999. Direct expenses increased $0.1 million during the year ended December 31, 2000 due to required repairs to the off-lease commercial aircraft. A similar expense was not required during the same period of 1999.

Marine vessels: Marine vessel lease revenues and direct expenses were $8.1 million and $5.3 million, respectively, for the year ended December 31, 2000, compared to $6.2 million and $3.9 million, respectively, during the same period of 1999.

The increase in marine vessel lease revenues of $1.9 million during the year ended December 31, 2000 was due to one marine vessel that earned $3.8 million in additional voyage lease revenues due to an increase in voyage lease rates compared to the same period of 1999, offset in part, by a decrease of $1.9 million caused by another marine vessel that was off-lease for nine months during the year ended December 31, 2000, compared to 1999, when it was on-lease the entire year.

As a result of the additional voyages, direct expenses increased $1.4 million during the year ended December 31, 2000 when compared to the same period of 1999.

Railcars: Railcar lease revenues and direct expenses were $2.4 million and $0.6 million, respectively, for the year ended December 31, 2000, compared to $2.5 million and $0.5 million, respectively, during the same period of 1999. The decrease in railcar contribution was due a decrease in railcar lease revenues of $0.1 million primarily due to lower re-lease rates earned on railcars whose leases expired during 2000 and to an increase of $0.1 million in repairs to certain railcars in 2000 that were not needed during 1999.

Trailers: Trailer lease revenues and direct expenses were $1.9 million and $0.7 million, respectively, for the year ended December 31, 2000, compared to $2.7 million and $0.9 million, respectively, during the same period of 1999. Trailer contribution decreased $0.6 million during the year ended December 31, 2000 due to the sale of 76% of the Partnership `s trailers during 2000.

Marine containers: Marine container lease revenues and direct expenses were $0.4 million and $7,000, respectively, for the year ended December 31, 2000, compared to $0.7 million and $5,000, respectively, during the same period of 1999. The number of marine containers owned by the Partnership has been declining due to dispositions during 2000 and 1999 resulting in a decrease to marine container contribution.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $11.9 million for the year ended December 31, 2000 decreased from $16.1 million for the same period in 1999. Significant variances are explained as follows:

     (i) A loss on revaluation of $2.9 million was required during the year ended December 31, 1999 to reduce the carrying value of a marine vessel to its estimated fair market value. No revaluation of equipment was required during 2000.

     (ii)A $1.1 million decrease in depreciation and amortization expenses from 1999 levels was caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (iii) A $0.3 million decrease in interest expense was due to a lower average outstanding debt balance during the year ended December 31, 2000 compared to the same period of 1999.

     (iv)A $0.1 million increase in general and administrative expenses was primarily due to additional costs associated with the re-lease of a commercial aircraft during 2000 and administrative costs compared to the same period of 1999.

(c)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the year ended December 31, 2000 totaled $1.4 million, which resulted from the sale of a marine vessel, marine containers, railcars, and trailers with a net book value of $6.0 million, for proceeds of $7.2 million. Included in the 2000 net gain on disposition of assets is the unused portion of marine vessel dry docking of $0.1 million. The net gain on the disposition of owned equipment for the year ended December 31, 1999 totaled $0.3 million, which resulted from the sale of marine containers, railcars, and trailers with an aggregate net book value of $0.6 million, for proceeds of $0.9 million.

(d)  Equity in Net Income (loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                                                For the Years
                                                                             Ended December 31,
                                                                            2000             1999
                                                                         ----------------------------
  Aircraft, rotable components, and aircraft engines                     $    384          $ 1,811
  Marine vessels                                                               22              297
                                                                         ----------------------------
      Equity in net income of USPEs                                      $    406          $ 2,108
                                                                         ============================

Aircraft, rotable components, and aircraft engines: As of December 31, 2000 and 1999, the Partnership had an interest in an entity owning two commercial aircraft on a direct finance lease. During the year ended December 31, 2000, revenues of $0.4 million were offset by direct expenses and administrative expenses of ($2,000). During the same period of 1999, revenues of $0.4 million and the gain from the sale of the Partnership's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. Direct expenses and administrative expenses decreased $0.2 million during the year ended December 31, 2000 due to the sale of the Partnership's interest in two trusts and the recovery of a $48,000 accounts receivable in 2000 that had previously been reserved as a bad debt. A similar recovery did not occur during the same period of 1999.

Marine vessels: As of December 31, 2000 and 1999, the Partnership owned an interest in two entities owning a total of two marine vessels. During the year ended December 31, 2000, lease revenues of $6.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $6.2 million. During the same period of 1999, lease revenues of $5.2 million and the gain of $1.9 million from the sale of the Partnership's interest in an entity owning a marine vessel were offset by depreciation expense, direct expenses, and administrative expenses of $6.8 million.

Lease revenues increased $1.0 million during the year ended December 31, 2000 compared to the same period of 1999. The increase in lease revenues is due to the following:

     (i) One marine vessel that was on voyage charter during the year ended December 31, 2000 and 1999, earned $2.0 million more in lease revenues due to an increase in voyage lease rates when compared to the same period of 1999.

     (ii)The other marine vessel, while on time charter during the year ended December 31, 2000 and 1999, earned higher lease revenues of $0.1 million during the year ended December 31, 2000. The increase of $0.1 million is due to this marine vessel being on rent for a full 12 months during 2000. During the same period of 1999, this marine vessel was in dry dock for over one month not earning any revenues.

     (iii) The sale of the Partnership's interest in a marine vessel during the fourth quarter of 1999 caused lease revenues to also decrease $1.1 million during the year ended December 31, 2000 compared to the same period of 1999.

Depreciation expense, direct expenses, and administrative expenses decreased $0.6 million during the year ended December 31, 2000 when compared to the same period of 1999. The sale of the Partnership's interest in a marine vessel during the fourth quarter of 1999 caused depreciation expense, direct expenses, and administrative expenses to decrease $1.2 million during the year ended December 31, 2000. This decrease was offset, in part, by an increase of $0.6 million in certain direct expenses due to increased usage of a marine vessel during the year ended December 31, 2000 when compared to the same period of 1999.

(e)  Net Income

As a result of the foregoing, the Partnership's net income for the year ended December 31, 2000 was $4.0 million, compared to net income of $1.3 million during the same period in 1999. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 2000 is not necessarily indicative of future periods. In the year ended December 31, 2000, the Partnership distributed $9.1 million to the limited partners, or $1.00 per weighted-average limited partnership unit.

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

Marine vessels: Marine vessel lease revenues and direct expenses were $6.2 million and $3.9 million, respectively, for the year ended December 31, 1999, compared to $7.5 million and $4.7 million, respectively, during the same period of 1998. The decrease in marine vessel lease revenues of $1.3 million was primarily due to one of the marine vessels earning $1.3 million less during the year ended December 31, 1999 due to earning a lower lease rate when compared to the lease rate that was in place during the same period of 1998. In addition, this marine vessel was off lease in 1999 for nine weeks for required dry-docking. This drydocking resulted in a loss of lease revenues of approximately $0.5 million. The decrease in lease revenues was partially offset by an increase in lease revenues of $0.6 million caused by the purchase of an additional marine vessel during March of 1998. This marine vessel was on lease the entire year of 1999 when compared to nine months of 1998.

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

     (iv)A $0.1 million decrease in management fees to an affiliate was due to lower lease revenues.

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

(e)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                                For the Years
                                                                             Ended December 31,
                                                                            1999             1998
                                                                         ----------------------------
  Aircraft, rotable components, and aircraft engines                     $  1,811         $    446
  Marine vessels                                                              297             (152)
                                                                         ----------------------------
      Equity in net income of USPEs                                      $  2,108         $    294
                                                                         ============================

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

     (iii)  Repairs  and  maintenance   decreased  $0.8  million  due  to  fewer
repairsrequired;

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

The Partnership's equipment on lease to U.S. domiciled lessees consisted of trailers, railcars, and aircraft. During 2000, U.S. lease revenues accounted for 16% of the total lease revenues of wholly- and partially-owned equipment while this region reported net income of $2.1 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consisted of railcars and aircraft. During 2000, Canadian lease revenues accounted for 16% of the total lease revenues of wholly- and partially-owned equipment and recorded net income of $2.5 million.

The Partnership's owned equipment on lease to a South American-domiciled lessee consisted of an aircraft during 2000 and accounted for 11% of the total lease revenues of wholly- and partially-owned equipment, and recorded a net income of $0.6 million.

The Partnership's owned equipment on lease to a Caribbean-domiciled lessee consisted of an aircraft and during 2000 accounted for 2% of the total lease revenues of wholly- and partially-owned equipment, and recorded a net loss of $0.6 million.

The Partnership's owned equipment and its ownership share in USPEs on lease to a Mexican-domiciled lessee consisted of aircraft and accounted for 1% of the total lease revenues of wholly- and partially-owned equipment consisted of a commercial aircraft and two aircraft on a direct finance lease, and recorded a net loss of $0.1 million.

The Partnership's owned equipment and its ownership share in USPEs on lease to lessees in the rest of the world consisted of marine vessels and marine containers. During 2000, lease revenues for these lessees accounted for 54% of the total lease revenues of wholly- and partially-owned equipment and recorded a net income of $1.3 million.

(F)  Inflation

Inflation had no significant impact on the Partnership's operations during 2000, 1999, or 1998.

(G)  Forward-Looking Information

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

(H)  Outlook for the Future

Since the Partnership is in its liquidation phase, the General Partner will be seeking to selectively sell or re-lease assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay principal and interest on debt, and pay cash distributions to the partners.

Factors affecting the Partnership's contribution during the year 2001 and beyond include:

1. The cost of new marine containers has been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers has started to increase which, if this trend continues, should translate into rising per diem lease rates. However, some of the Partnership's refrigerated marine containers have become delaminated. This condition lowers the demand for these marine containers which has lead to declining lease rates and lower utilization on containers with this problem.

2. Railcar loadings in North America have continued to be high, however a softening in the market has lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

Several other factors may affect the Partnership's operating performance in the year 2001 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Repricing Risk

Certain portions of the Partnership's railcar, marine container, marine vessel, and trailer portfolios will be remarketed in 2001 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the Partnership entered its liquidation phase on January 1, 2001 and has commenced an orderly liquidation of the Partnership's assets. In either case, the General Partner intends to sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership's Stage II aircraft are scheduled to be sold or re-leased in countries that do not require this regulation. Furthermore, the Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 174 non-jacketed tank railcars and 88 jacketed tank railcars of which a total of 2 tank railcars have been inspected with no reportable defects.

(3)  Distributions

During the active liquidation phase, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations, make principal and interest payments on its debt, and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual
Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

Since the Partnership has entered the active liquidation phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in special distributions to unitholders.

The Partnership's permanent debt obligation began to mature in February 1997. The General Partner believes that sufficient cash flow from operations and equipment sales will be available in the future for repayment of debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of interest rate and currency risk. The Partnership's senior secured note is a variable rate debt. The Partnership estimates a 1% increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $34,000 in 2001 and $-0- thereafter. The Partnership estimates a 2% increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $68,000 in 2001 and $-0- thereafter.

During 2000, 84% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States-domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar-denominated lease payments.

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed on the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                      (This space intentionally left blank)

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the filing date of this report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                Age   Position
------------------- ----- ------------------------------------------------------

Stephen M. Bess     55    President,   PLM  Financial   Services,   Inc.,
                          PLM  Investment Management, Inc. and
                          PLM Transportation Equipment Corporation

Richard K Brock     38    Vice  President  and  Chief  Financial  Officer,
                          PLM  Financial Services, Inc.,
                          PLM Investment Management, Inc. and
                          PLM Transportation Equipment Corporation

Susan C. Santo      38    Vice President,  Secretary,  and General  Counsel,
                          PLM Financial Services, Inc.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess has served as President of PLM Investment Management, Inc., an indirect wholly owned subsidiary of PLM International, since August 1989, and as an executive officer of certain other of PLM International's subsidiaries or affiliates since 1982.

Richard K Brock was appointed a Director of PLM Financial Services, Inc. in October 1, 2000. Mr. Brock was appointed as Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

Susan C. Santo was appointed a Director of PLM Financial Services, Inc., a subsidiary of PLM International, in October 1, 2000. Ms. Santo was appointed as Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International and PLM Financial Services, Inc. since 1990 and served as its Senior Attorney from 1994 until her appointment as General Counsel.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11.   EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), cash available for distributions, and net disposition proceeds of the Partnership. As of December 31, 2000, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B) Security Ownership of Management

         Neither the General Partner and its affiliates nor any officer or director of the General Partner and its affiliates own any limited partnership units of the Partnership as of December 31, 2000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A) Transactions with Management and Others

         During 2000, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $1.0 million and administrative and data processing services performed on behalf of the Partnership, $0.8 million.

         During 2000, the Partnership's proportional share of ownership in USPEs paid or accrued the following fees to FSI or its affiliates: management fees, $0.3 million; and administrative and data processing services, $0.1 million.




















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

         2.    Financial Statements required under Regulation S-X Rule 3-09

               The following financial statements are filed as Exhibits of this Annual Report on Form 10K:

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

          10.4 Amendment No. 2 to the Amended and Restated $38,000,000 Loan Agreement, dated as of August 2, 2000. Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2000.

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


Dated: March 14, 2001               PLM EQUIPMENT GROWTH FUND V
                                    PARTNERSHIP

                                    By:      PLM Financial Services, Inc.
                                             General Partner


                                    By:      /s/ Stephen M. Bess
                                             -----------------------------------
                                             Stephen M. Bess
                                             President and Director


                                    By:      /s/ Richard K Brock
                                             -----------------------------------
                                             Richard K Brock
                                             Vice President and
                                             Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                             Capacity                   Date



*
------------------------
Stephen M. Bess                 Director, FSI                March 14, 2001



*
------------------------
Richard K Brock                 Director, FSI                March 14, 2001



*
------------------------
Susan C. Santo                  Director, FSI                March 14, 2001


*Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan C. Santo
--------------------------------
Susan C. Santo
Attorney-in-Fact

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                          PAGE

Independent auditors' report                                               28

Balance sheets as of December 31, 2000 and 1999                            29

Statements of income for the years ended
     December 31, 2000, 1999, and 1998                                     30

Statements of changes in partners' capital for the
     years ended December 31, 2000, 1999, and 1998                         31

Statements of cash flows for the years ended
     December 31, 2000, 1999, and 1998                                     32

Notes to financial statements                                              33-44


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

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Partnership, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 2001 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund V as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.






SAN FRANCISCO, CALIFORNIA
March 12, 2001

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)


                                                                                      2000                  1999
                                                                                  -----------------------------------
  Assets

  Equipment held for operating leases, at cost                                    $    74,849          $    102,326
  Less accumulated depreciation                                                       (58,086)              (72,847)
                                                                                  -----------------------------------
                                                                                       16,763                29,479
  Equipment held for sale                                                               1,309                    --
  -------------------------------------------------------------------------------------------------------------------
    Net equipment                                                                      18,072                29,479

  Cash and cash equivalents                                                             1,799                 4,188
  Restricted cash                                                                         445                   441
  Accounts receivable, less allowance for doubtful accounts of
      $34 in 2000 and $47 in 1999                                                       1,578                 2,187
  Investments in unconsolidated special-purpose entities                                8,189                 9,633
  Lease negotiation fees to affiliate, less accumulated
      amortization of $17 in 2000 and $64 in 1999                                           7                    53
  Debt issuance costs, less accumulated amortization
      of $110 in 2000 and $84 in 1999                                                      23                    48
  Prepaid expenses and other assets                                                        39                    54
                                                                                  -----------------------------------

        Total assets                                                              $    30,152          $     46,083
                                                                                  ===================================

  Liabilities and partners' capital

  Liabilities
  Accounts payable and accrued expenses                                           $       245          $        501
  Due to affiliates                                                                       259                   304
  Lessee deposits and reserve for repairs                                               2,728                 2,788
  Note payable                                                                          5,474                15,484
                                                                                  -----------------------------------
    Total liabilities                                                                   8,706                19,077
                                                                                  -----------------------------------

  Partners' capital
  Limited partners (limited partnership units of 9,065,911 and
        9,067,911 as of December 31, 2000 and 1999, respectively)                      21,446                27,006
  General Partner                                                                          --                    --
                                                                                  -----------------------------------
    Total partners' capital                                                            21,446                27,006
                                                                                  -----------------------------------

        Total liabilities and partners' capital                                   $    30,152          $     46,083
                                                                                  ===================================











                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts)



                                                                            2000            1999           1998
                                                                         -------------------------------------------
  Revenues

  Lease revenue                                                          $  20,918       $  20,276      $  22,911
  Interest and other income                                                    204             239            404
  Net gain on disposition of equipment                                       1,351             253            732
                                                                         -------------------------------------------
      Total revenues                                                        22,473          20,768         24,047
                                                                         -------------------------------------------

  Expenses

  Depreciation and amortization                                              8,178           9,322         11,237
  Repairs and maintenance                                                    1,781           1,535          2,291
  Equipment operating expenses                                               4,984           3,275          3,763
  Insurance expense to affiliate                                                --              --           (214)
  Other insurance expenses                                                     206             642            259
  Management fees to affiliate                                               1,013           1,027          1,133
  Interest expense                                                           1,013           1,288          1,950
  General and administrative expenses to affiliates                            776             914            974
  Other general and administrative expenses                                    879             659            593
  Loss on revaluation of equipment                                              --           2,899             --
  Provision for bad debts                                                       55              13             27
                                                                         -------------------------------------------
      Total expenses                                                        18,885          21,574         22,013
                                                                         -------------------------------------------

  Minority interests                                                            --              --             42

  Equity in net income of unconsolidated
    special-purpose entities                                                   406           2,108            294
                                                                         -------------------------------------------
  Net income                                                             $   3,994       $   1,302      $   2,370
                                                                         ===========================================

  Partners' share of net income

  Limited partners                                                       $   3,517       $     824      $   1,796
  General Partner                                                              477             478            574
                                                                         -------------------------------------------

  Total                                                                  $   3,994       $   1,302      $   2,370
                                                                         ===========================================

  Limited partners' net income per
      weighted-average limited partnership unit                          $    0.39       $    0.09      $    0.20
                                                                         ===========================================

  Cash distribution                                                      $   9,544       $   8,617      $  12,008
                                                                         ===========================================

  Cash distribution per weighted-average limited
      partnership unit                                                   $    1.00       $    0.90      $    1.26
                                                                         ===========================================




                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 2000, 1999, and 1998
                            (in thousands of dollars)



                                                         Limited            General
                                                         Partners           Partner             Total
                                                       ---------------------------------------------------
    Partners' capital as of December 31, 1997          $    44,086          $    --          $   44,086

  Net income                                                 1,796              574               2,370

  Purchase of limited partnership units                        (42)              --                 (42)

  Cash distribution                                        (11,434)            (574)            (12,008)
                                                       ---------------------------------------------------

    Partners' capital as of December 31, 1998               34,406               --              34,406

  Net income                                                   824              478               1,302

  Purchase of limited partnership units                        (85)              --                 (85)

  Cash distribution                                         (8,139)            (478)             (8,617)
                                                       ---------------------------------------------------

    Partners' capital as of December 31, 1999               27,006               --              27,006

  Net income                                                 3,517              477               3,994

  Purchase of limited partnership units                        (10)              --                 (10)

  Cash distribution                                         (9,067)            (477)             (9,544)
                                                       ---------------------------------------------------

    Partners' capital as of December 31, 2000          $    21,446          $    --          $   21,446
                                                       ===================================================




















                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)

                                                                            2000            1999             1998
                                                                        ---------------------------------------------
  Operating activities
  Net income                                                             $    3,994      $    1,302     $      2,370
  Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
    Depreciation and amortization                                             8,178           9,322           11,237
    Loss on revaluation of equipment                                             --           2,899               --
    Net gain on disposition of equipment                                     (1,351)           (253)            (732)
    Equity in net income of unconsolidated
      special-purpose entities                                                 (406)         (2,108)            (294)
    Changes in operating assets and liabilities:
      Restricted cash                                                            (4)           (333)               3
      Accounts receivable, net                                                  609           1,001              158
      Prepaid expenses and other assets                                          15              27               33
      Accounts payable and accrued expenses                                    (256)            (92)          (1,244)
      Due to affiliates                                                         (45)            (35)            (138)
      Minority interest                                                          --              --           (2,637)
      Lessee deposits and reserve for repairs                                    87             338              806
                                                                        ---------------------------------------------
         Net cash provided by operating activities                           10,821          12,068            9,562
                                                                        ---------------------------------------------

  Investing activities
  Proceeds from disposition of equipment                                      7,183             860            8,717
  Payments for purchase of equipment and capitalized repairs                 (2,679)         (1,256)          (9,485)
 Distribution from liquidation of unconsolidated
    special-purpose entity                                                      --           7,354              --
 Distribution from unconsolidated special-purpose entities                   1,850             265           4,130
 Payments of acquisition fees to affiliate                                      --             (56)           (468)
 Payments of lease negotiation fees to affiliate                                --             (13)           (104)
                                                                        ---------------------------------------------
       Net cash provided by investing activities                             6,354           7,154           2,790
                                                                        ---------------------------------------------

 Financing activities
 Proceeds from short-term note payable                                          --              --           3,950
 Payments of short-term note payable                                            --              --          (3,950)
 Payments of note payable                                                  (10,010)         (8,104)         (8,412)
 Proceeds from short-term loan from affiliate                                4,500           3,200           1,981
 Payment of short-term loan to affiliate                                    (4,500)         (3,200)         (1,981)
 Cash distribution paid to General Partner                                    (477)           (478)           (574)
 Cash distribution paid to limited partners                                 (9,067)         (8,139)        (11,434)
 Purchase of limited partnership units                                         (10)            (85)            (42)
                                                                        ---------------------------------------------
       Net cash used in financing activities                               (19,564)        (16,806)        (20,462)
                                                                        ---------------------------------------------

 Net (decrease) increase in cash and cash equivalents                       (2,389)          2,414          (8,110)
 Cash and cash equivalents at beginning of year                              4,188           1,774           9,884
                                                                        ---------------------------------------------
 Cash and cash equivalents at end of year                               $    1,799      $    4,188      $    1,774
                                                                        =============================================

 Supplemental information
 Interest paid                                                          $    1,083      $    1,348      $    2,047
                                                                        =============================================



                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

1.   BASIS OF PRESENTATION

ORGANIZATION

PLM Equipment Growth Fund V, a California limited partnership (the Partnership), was formed on November 14, 1989 to engage in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly owned subsidiary of PLM International, Inc. (PLM International).

Beginning in the Partnership's seventh year of operations, which commenced on January 1, 1999, the General Partner stopped reinvesting excess cash. Beginning in the Partnership's ninth year of operations which commenced on January 1, 2001, the General Partner began an orderly liquidation of the Partnership's assets. The Partnership will be terminated by December 31, 2010, unless terminated earlier upon the sale of all equipment or by certain other events. Surplus cash, less reasonable reserves, will be distributed to the partners.

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

The General Partner has determined that it will not adopt a reinvestment plan for the Partnership. If the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. For the years ended December 31, 2000, 1999, and 1998, the Partnership had purchased 2,000, 13,117, and 5,580 limited partnership units for $10,000, $0.1 million, and $42,000, respectively.

The General Partner has decided that it would not purchase any units under the redemption plan in 2001. The General Partner may purchase additional units on behalf of the Partnership in the future.

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

OPERATIONS

The equipment owned by the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with the investor programs, and is a general partner of other programs.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

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

TRANSPORTATION EQUIPMENT

In accordance with the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $2.9 million to the carrying value of a marine vessel was required during 1999. No reductions to the carrying value of equipment were required during 2000 or 1998.

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

The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC) and PLM Worldwide Management Services (WMS). TEC is a wholly owned subsidiary of FSI and WMS is a wholly owned subsidiary of PLM International. The Partnership's interest in USPEs are managed by IMI. The Partnership's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC and WMS.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

1.   BASIS OF PRESENTATION  (CONTINUED)

REPAIRS AND MAINTENANCE

Repair and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are accrued as incurred. Certain costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional sales proceeds. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Partnership has the obligation to fund and accrue the difference. In certain instances, if the aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional sales proceeds. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

NET INCOME AND DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

Special allocations of income are made to the General Partner to the extent necessary to cause the capital account balance of the General Partner to be zero as of the close of such year.

Cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. The limited partners' net income is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $5.5 million, $7.3 million, and $9.6 million in 2000, 1999, and 1998, respectively, were deemed to be a return of capital.

Cash distributions related to the fourth quarter of $1.6 million in 2000, 1.7 million in 1999, and $1.4 million in 1998, were paid during the first quarter of 2001, 2000, and 1999, respectively.

NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the year. The weighted-average number of Partnership units deemed outstanding during the years ended December 31, 2000, 1999, and 1998, was 9,066,391, 9,071,929, and 9,082,093, respectively.

CASH AND CASH EQUIVALENTS

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of one year or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

1.   BASIS OF PRESENTATION  (CONTINUED)

COMPREHENSIVE INCOME

The Partnership's net income is equal to comprehensive income for the years ended December 31, 2000, 1999, and 1998.

RESTRICTED CASH

As of December 31, 2000 and 1999, restricted cash represented lessee security deposits held by the Partnership.

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

An officer of PLM Securities Corp., a wholly owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable either to owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that is subject to full payout net leases, or (c) 7% of the gross lease revenues attributable to equipment, if any, that is subject to per diem leasing arrangements and thus is operated by the Partnership. Partnership management fees of $0.2 million were payable as of December 31, 2000 and 1999. The Partnership's proportional share of USPE management fee expense of $0.1 million was payable as of December 31, 2000 and 1999. The Partnership's proportional share of USPE management fee expense was $0.3 million, $0.3 million and $0.4 million during 2000, 1999, and 1998, respectively. The Partnership reimbursed FSI for data processing and administrative expenses directly attributable to the Partnership in the amount of $0.8 million, $0.9 million, and $1.0 million during 2000, 1999, and 1998, respectively. The Partnership's proportional share of USPE data processing and administrative expenses reimbursed to FSI was $0.1 million during 2000, 1999, and 1998. Debt placement fees were paid to FSI in an amount equal to 1% of the Partnership's long-term borrowings during 1991.

Transportation Equipment Indemnity Company Ltd. (TEI), an affiliate of the General Partner, which provided marine insurance coverage and other insurance brokerage services to the Partnership during 1998, was liquidated during the first quarter of 2000. The Partnership paid $0.1 million in 1998 to TEI. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $47,000 during 1998. No premiums for owned equipment or partially owned equipment were paid to TEI during 2000 or 1999. A substantial portion of any amount paid to TEI was then paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. Also, during 1998, the Partnership and the USPEs received a $0.4 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated programs.

The Partnership and the USPEs paid or accrued lease negotiation and equipment acquisition fees of $-0- million, $0.1 million, and $0.6 million to TEC in 2000, 1999, and 1998, respectively.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES (CONTINUED)

The Partnership owned certain equipment in conjunction with affiliated programs during 2000, 1999, and 1998 (see Note 4).

The Partnership borrowed a total of $4.5 million, $3.2 million, and $2.0 million from the General Partner for a period of time during 2000, 1999, and 1998, respectively. The General Partner charged the Partnership market interest rates for the time the loan was outstanding. Total interest paid to the General Partner was $0.1 million, $15,000, and $3,000 during 2000, 1999, and 1998, respectively.

The balance due to affiliates as of December 31, 2000 includes $0.2 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1999 includes $0.2 million due to FSI and its affiliates for management fees and data processing services, and $0.1 million due to affiliated USPEs.

3.       EQUIPMENT

The components of owned equipment as of December 31 were as follows (in thousands of dollars):

           Equipment Held for Operating Leases                2000                 1999
  ------------------------------------------------------ ------------------------------------
    Aircraft                                             $     55,071           $   52,402
    Rail equipment                                             11,288               11,328
    Marine containers                                           6,245                9,075
    Trailers                                                    2,245                9,245
    Marine vessels                                                 --               20,276
                                                         ------------------------------------
                                                               74,849              102,326
    Less accumulated depreciation                             (58,086)             (72,847)
                                                         ------------------------------------
                                                               16,763               29,479
  Equipment held for sale                                       1,309                   --
                                                         ------------------------------------
      Net equipment                                      $     18,072           $   29,479
                                                         ====================================

Revenues are earned under operating leases. In most cases, lessees are invoiced for equipment leases on a monthly basis. All equipment invoiced monthly are based on a fixed rate. The Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rental revenues for trailers are based on a per-diem lease in the free running interchange with the railroads. Lease revenues for trailers that operated in rental yards owned by PLM Rental, Inc., were based on a fixed rate for a specific period of time, usually short in duration. The Partnership's marine vessel is leased to various lessees on a voyage charter basis for a specific trip.

As of December 31, 2000, all owned equipment was on lease except for 6 railcars with a net book value of $26,000. As of December 31, 1999, all owned equipment was on lease or operating in PLM-affiliated short-term trailer rental yards.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS 121. During 1999, reductions to the carrying value of marine vessels of $2.9 million were required. No reductions to the carrying value were required during 2000.

As of December 31, 2000, the Partnership reclassified a marine vessel with a net book value of $1.3 million from equipment held for operating lease to equipment held for sale. During February 2001, this marine vessel was sold.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

3.   EQUIPMENT (CONTINUED)

During 2000, the Partnership purchased a hush-kit for one of the Partnership's McDonnell Douglas DC-9 commercial aircraft for $2.7 million. During 1999, the Partnership purchased a hush-kit for one of the Partnership's Boeing 737-200 commercial aircraft for $1.3 million, including acquisition fees of $0.1 million paid to FSI for the purchase of this equipment. The Partnership was required to install these hush-kits per the lease agreement for this equipment.

During 2000, the Partnership disposed of a marine vessel, marine containers, trailers, and railcars with an aggregate net book value of $6.0 million, for $7.2 million. Included in the 2000 net gain on disposition of assets is the unused portion of marine vessel drydocking of $0.1 million. During 1999, the Partnership disposed of marine containers, railcars, and trailers with an aggregate net book value of $0.6 million, for $0.9 million. In addition, during 1999, the Partnership recorded a revaluation loss on two marine vessels of $2.9 million.

All wholly- and partially-owned equipment on lease is accounted for as operating leases, except for two partially owned commercial aircraft on a finance lease. Future minimum rentals under noncancelable operating leases, as of December 31, 2000, for wholly- and partially-owned equipment during each of the next five years are approximately $8.3 million in 2001, $6.5 million in 2002, $3.2 million in 2003, $2.2 million in 2004, and $0.3 million in 2005. Per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to approximately $13.9 million, $9.2 million, and $12.2 million in 2000, 1999, and 1998, respectively.

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The Partnership owns equipment jointly with affiliated programs.

The net investments in USPEs include the following jointly owned equipment (and related assets and liabilities) as of December 31 (in thousands of dollars):

                                                                                            2000             1999
                                                                                        --------------------------
         48% interest in an entity owning a product tanker                              $   4,961       $    5,885
         25% interest in two commercial aircraft on direct finance lease                    2,245            2,535
         50% interest in an entity owning a product tanker                                    983            1,333
         50% interest in an entity that owned a bulk carrier                                   --             (120)
                                                                                        ----------      -----------
             Net investments                                                            $   8,189       $    9,633
                                                                                        ==========      ===========

As of December 31, 2000 and 1999, all jointly owned equipment in the Partnership's USPE portfolio was on lease.

During 1999, the General Partner sold the Partnership's 17% interest in two trusts that owned a total of three Boeing 737-200A Stage II commercial aircraft, two Stage II aircraft engines, and a portfolio of aircraft rotables and its 50% interest in an entity owning a marine vessel. The Partnership's interest in these trusts and this entity was sold for proceeds of $7.4 million for its net investment of $3.9 million.

The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the years ended December 31 (in thousands of dollars):

                                          2000                          1999                       1998

                                                Net Interest                  Net Interest                Net Interest
                                   Total           of            Total             of          Total         of
                                   USPEs        Partnership      USPEs        Partnership      USPEs      Partnership
                                ---------------------------   ---------------------------   ---------------------------
            Net Investments     $    21,434     $    8,189     $   25,000     $    9,633    $    44,678   $   15,144
            Lease revenues           12,433          6,107         10,347          5,068         12,317        7,194
            Net income                1,682            406         11,039          2,108          2,151          294

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

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

The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine    Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 2000  Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ------------------------------------  -------   -------    -------   -------    -------    -----       -----
     Revenues
       Lease revenue                       $  8,063  $    412   $  8,123  $  1,944   $  2,376  $     --   $ 20,918
       Interest income and other                  9        --         15        --         --       180        204
       Gain on disposition of equipment          --       189         79     1,054         29        --      1,351
                                           ------------------------------------------------------------------------
         Total revenues                       8,072       601      8,217     2,998      2,405       180     22,473
                                           ------------------------------------------------------------------------

     Costs and expenses
       Operations support                       281         7      5,349       731        565        38      6,971
       Depreciation and amortization          5,377       451      1,283       464        542        61      8,178
       Interest expense                          --        --         --        --         --     1,013      1,013
       Management fees                          279        20        406       117        191        --      1,013
       General and administrative expenses      165        --         48       452         70       920      1,655
       Provision for bad debts                   --        --         --        51          4        --         55
                                           ------------------------------------------------------------------------
         Total costs and expenses             6,102       478      7,086     1,815      1,372     2,032     18,885
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       384        --         22        --         --        --        406
                                           ------------------------------------------------------------------------
                                           ------------------------------------------------------------------------
         Net income (loss)                 $  2,354  $    123   $  1,153  $  1,183   $  1,033  $ (1,852)  $  3,994
                                           ========================================================================

         Total  assets as of December  31, $ 15,860  $    946   $  7,852  $    742   $  2,891  $  1,861   $ 30,152
     2000
                                           ========================================================================

(1) Includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain amortization, general and administrative and operations support expenses.


                                                      Marine    Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1999  Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ------------------------------------  -------   -------    -------   -------    -------    -----       -----
     Revenues
       Lease revenue                       $  8,162  $    699   $  6,214  $  2,727   $  2,474  $     --   $ 20,276
       Interest income and other                 59        13          6        --         28       133        239
       Gain  (loss)on disposition of             --       249         --       (16)        20        --        253
       equipment
                                           ------------------------------------------------------------------------
         Total revenues                       8,221       961      6,220     2,711      2,522       133     20,768
                                           ------------------------------------------------------------------------

     Costs and expenses
       Operations support                       162         5      3,882       870        485        48      5,452
       Depreciation and amortization          5,264       590      2,063       666        600       139      9,322
       Interest expense                          --        --         --        --         --     1,288      1,288
       Management fees                          334        35        311       171        176        --      1,027
       General and administrative expenses       67        --         35       628         52       791      1,573
       Loss on revaluation                       --        --      2,899        --         --        --      2,899
       Provision for (recovery of) bad           --        (4)        --        29        (12)       --         13
       debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             5,827       626      9,190     2,364      1,301     2,266     21,574
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs            1,811        --        297        --         --        --      2,108
                                           ------------------------------------------------------------------------
                                           ------------------------------------------------------------------------
         Net income (loss)                 $  4,205  $    335   $ (2,673) $    347   $  1,221  $ (2,133)  $  1,302
                                           ========================================================================

         Total  assets as of               $ 18,690  $  1,854   $ 13,515  $  3,821   $  3,420  $  4,783   $ 46,083
         December31, 1999
                                           ========================================================================

(1) Includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain amortization, general and administrative and operations support expenses.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

5.   OPERATING SEGMENTS (CONTINUED)

                                                      Marine    Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ------------------------------------  -------   -------    -------   -------    -------    -----       -----
     Revenues
       Lease revenue                       $  8,903  $  1,217   $  7,478  $  2,817   $  2,496  $     --   $ 22,911
       Interest income and other                 45        11         74        --         25       249        404
       Gain  (loss) on disposition of           (82)      665         --       144          5        --        732
       equipment
                                           ------------------------------------------------------------------------
         Total revenues                       8,866     1,893      7,552     2,961      2,526       249     24,047
                                           ------------------------------------------------------------------------

     Costs and expenses
       Operations support                        92        11      4,701       667        568        60      6,099
       Depreciation and amortization          6,846       846      1,894       809        695       147     11,237
       Interest expense                          --        --         --        --         --     1,950      1,950
       Management fees to affiliate             343        60        372       186        172        --      1,133
       General and administrative expenses       75         1         54       632         48       757      1,567
       Provision  for  (recovery  of)  bad       --        --         --        30         (3)      --         27
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             7,356       918      7,021     2,324      1,480     2,914     22,013
                                           ------------------------------------------------------------------------
     Minority interest                           42        --         --        --         --        --         42
     Equity in net income (loss) of USPEs       446        --       (152)       --         --        --        294
                                           ------------------------------------------------------------------------
                                           ------------------------------------------------------------------------
         Net income (loss)                 $  1,998  $    975   $    379  $    637   $  1,046  $ (2,665)  $  2,370
                                           ========================================================================

         Total assets as of                $ 24,765  $  3,281   $ 22,112  $  4,052   $  4,060  $  3,106   $ 61,376
         December 31, 1998
                                           ========================================================================

(1) Includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain amortization, general and administrative and operations support expenses.

6.   Geographic Information

The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, railcars, mobile offshore drilling unit, and trailers to lessees domiciled in six geographic regions:
United States, Canada, South America, Caribbean, Europe, and Mexico. Marine vessels and marine containers are leased to multiple lessees in different regions that operate worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

                                             Owned Equipment                       Investments in USPEs
                                   -------------------------------------     ----------------------------------
                Region                 2000        1999        1998             2000        1999        1998
       --------------------------  -------------------------------------    -----------------------------------
       United States               $    4,390       6,271   $   7,109       $       --  $       --   $      --
       Canada                           4,223       4,081       4,096               --          --          --
       South America                    3,011       3,011       3,011               --          --          --
       Caribbean                          444          --          --               --          --          --
       Mexico                             315          --          --               --          --          --
       Europe                              --          --          --               --          --         780
       Rest of the world                8,535       6,913       8,695            6,107       5,068       6,414
                                   -------------------------------------    -------------------------------------
                                   -------------------------------------    -------------------------------------
         Lease revenues            $   20,918      20,276   $  22,911       $    6,107  $    5,068   $   7,194
                                   =====================================    =====================================

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

6.   GEOGRAPHIC INFORMATION (CONTINUED)

The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):

                                             Owned Equipment                     Investments in USPEs
                                   -------------------------------------  -----------------------------------
                Region                 2000        1999        1998          2000         1999        1998
       --------------------------  -------------------------------------  -----------------------------------
       United States               $    2,089    $  1,594   $   2,199     $       --  $       (2)   $     --
       Canada                           2,504       1,599       1,555             --          --          --
       South America                      639         858        (478)            --          --          --
       Caribbean                         (606)         --          --             --          --          --
       Mexico                            (439)         --          --            384         336         407
       Europe                              --          --          --             --       1,477          39
       Rest of the world                1,255      (2,635)      1,505             22         297        (152)
                                   -------------------------------------  -------------------------------------
         Regional income (loss)         5,442       1,416       4,781            406       2,108         294
       Administrative and other        (1,854)     (2,222)     (2,705)            --          --          --
                                   -------------------------------------  -------------------------------------
         Net income (loss)         $    3,588    $   (806)  $   2,076     $      406  $    2,108    $    294
                                   =====================================  =====================================

The net book value of these assets as of December 31 are as follows (in thousands of dollars):

                                             Owned Equipment                       Investments in USPEs
                                   -------------------------------------     ----------------------------------
                Region                 2000        1999        1998             2000        1999        1998
       --------------------------  -------------------------------------    -----------------------------------
       United States               $    4,579   $   9,287   $  11,670       $       --  $       --   $      --
       Canada                           6,047       9,641      10,467               --          --          --
       South America                    3,089       3,004       5,008               --          --          --
       Mexico                           2,334          --          --            2,245       2,535       2,772
       Europe                              --          --          --               --          --       2,059
       Rest of the world                  714       7,547      13,659            5,944       7,098      10,313
                                   -------------------------------------    ------------------------------------
                                       16,763      29,479      40,804            8,189       9,633      15,144
       Equipment held for sale          1,309          --          --               --          --          --
                                   -------------------------------------    ------------------------------------
         Net book value            $   18,072   $  29,479   $  40,804       $    8,189  $    9,633   $  15,144
                                   =====================================    ====================================

7.   DEBT

In November 1991, the Partnership borrowed $38.0 million under a nonrecourse loan agreement. The loan currently is secured by certain marine containers, a marine vessel, and five aircraft owned by the Partnership. The note payable is scheduled to mature on December 31, 2001.

During August 2000, the existing senior loan agreement was amended and restated to change the quarterly principal payment date from the 45th day of each quarter to the last business day of each quarter. The note is scheduled to be repaid in four principal payments of $1.4 million during 2001.

The Partnership made the regularly scheduled principal payments of $7.5 million and $7.7 million to the lender of the senior loan during 2000 and 1999, respectively, and quarterly interest payments at a rate of LIBOR plus 1.2% per annum (8.0% at December 31, 2000 and 7.3% at December 31, 1999). The Partnership also paid the lender of the senior loan an additional $2.5 million and $0.5 million from equipment sale proceeds, as required by the loan agreement during 2000 and 1999, respectively .

8.   CONCENTRATIONS OF CREDIT RISK

For the years ended December 31, 2000, 1999, and 1998, the Partnership's customers that accounted for 10% or more of the total consolidated revenues for the owned equipment and partially owned equipment were Varig South America (10% in 2000 and 1999) and Canadian Airlines International (10% in 1998).

As of December 31, 2000, 1999, and 1998, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


9.   INCOME TAXES

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2000, the financial statement carrying amount of assets and liabilities was approximately $41.8 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10.  CONTINGENCIES

PLM International, (the Company) and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII), collectively (the Funds), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the General Partner.

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

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No.987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company' s petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees,

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

10.      CONTINGENCIES (CONTINUED)

or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and August 30, 2000. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Fund V, Fund VI and Fund VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less than 50% of the limited partners of each Fund vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Fund V, Fund VI, and Fund VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. The monetary settlement remains subject to certain conditions, including final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing.

A final fairness hearing was held on November 29, 2000 and the parties await the court's decision. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 (in thousands of dollars, except weighted-average unit amounts):

                                          March             June            September         December
                                           31,               30,               30,               31,              Total
                                     -----------------------------------------------------------------------------------------
           Operating results:
             Total revenues            $      5,770   $         6,012   $         6,394   $         4,297   $        22,473
             Net income                         667             1,526             1,592               209             3,994

           Per weighted-average limited partnership unit:

               Net income (loss)       $       0.06   $          0.16   $          0.17   $          0.00   $          0.39


The following is a summary of the quarterly results of operations for the years ended December 31, 1999 (in thousands of dollars, except weighted-average unit amounts):

                                          March             June            September         December
                                           31,               30,               30,               31,              Total
                                     -----------------------------------------------------------------------------------------
           Operating results:
             Total revenues            $      4,939   $         5,461   $         5,208   $         5,160   $        20,768
             Net income (loss)                2,095               758              (200)           (1,351)            1,302

           Per weighted-average limited partnership unit:

               Net income (loss)       $       0.22   $          0.07   $         (0.04)  $         (0.16)  $          0.09


12.  SUBSEQUENT EVENTS

During February 2001, the Partnership sold a marine vessel with a net book value of $1.3 million for $2.6 million which was held for sale at December 31, 2000.

In February 2001, PLM International, the parent of the General Partner, announced that MILPI Acquisition Corp. (MILPI) completed its cash tender offer for the outstanding common stock of PLM International. To date, MILPI has acquired 83% of the common shares outstanding. MILPI will complete its acquisition of PLM International by effecting a merger of PLM International into MILPI under Delaware law. The merger is expected to be completed after MILPI obtains approval of the merger by PLM International's shareholders pursuant to a special shareholders' meeting which is expected to be held during the first half of 2001.

                           PLM EQUIPMENT GROWTH FUND V

                                INDEX OF EXHIBITS



  Exhibit                                                                  Page

     4.   Limited Partnership Agreement of Partnership.                      *

    10.1  Management Agreement between the Partnership and                   *
          PLM Investment Management, Inc.

    10.2  Amended and Restated $38,000,000 Loan Agreement,                   *
          dated as of September 26, 1996.

    10.3  Amendment No. 1 to the Amended and Restated $38,000,000            *
          Loan Agreement,  dated as of December 29, 1997.

    10.4  Amendment No. 2 to the Amended and Restated $38,000,000
          Loan Agreement, dated as of August 2, 2000.                        *

    24.   Powers of Attorney.                                              46-48

          Financial Statements required under Regulation S-X Rule 3-09:

    99.1  Montgomery Partnership.                                          49-58

    99.2  TAP Trust.                                                       59-67


* Incorporated by reference. See page 25 of this report.