Form 10-Q
period 2001-03-31
PLM EQUIPMENT GROWTH FUND V
filed 2001-05-09
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to


                        Commission file number 01-19203
                        -------------------------------


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


       Registrant's telephone number, including area code: (415) 974-1399
                        -------------------------------


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
                                                BALANCE SHEETS
                                (in thousands of dollars, except unit amounts)


                                                                            March 31,      December 31,
                                                                              2001             2000
                                                                            --------         --------
Assets

Equipment held for operating lease, at cost                                 $ 74,400         $ 74,849
Less accumulated depreciation                                                (59,282)         (58,086)
                                                                            --------         --------
                                                                              15,118           16,763
Equipment held for sale                                                         --              1,309
                                                                            --------         --------
  Net equipment                                                               15,118           18,072

Cash and cash equivalents                                                      4,113            1,799
Restricted cash                                                                  469              445
Accounts receivable, net of allowance for doubtful
    accounts of $38 in 2001 and $34 in 2000                                    1,174            1,578
Investments in unconsolidated special-purpose entities                         7,830            8,189
Deferred charges, net of accumulated amortization of
    $135 in 2001 and $127 in 2000                                                 22               30
Prepaid expenses and other assets                                                 64               39
                                                                            --------         --------

      Total assets                                                          $ 28,790         $ 30,152
                                                                            ========         ========

Liabilities and partners' capital

Liabilities:

Accounts payable and accrued expenses                                       $    157         $    245
Due to affiliates                                                                269              259
Lessee deposits and reserve for repairs                                        2,951            2,728
Note payable                                                                   3,938            5,474
                                                                            --------         --------
    Total liabilities                                                          7,315            8,706
                                                                            --------         --------

Partners' capital:

Limited partners (9,065,911 limited partnership units as of
    March 31, 2001 and December 31, 2000)                                     21,475           21,446
General Partner                                                                 --               --
                                                                            --------         --------
    Total partners' capital                                                   21,475           21,446
                                                                            --------         --------

      Total liabilities and partners' capital                               $ 28,790         $ 30,152
                                                                            ========         ========

                 See accompanying notes to financial statements.



                                          PLM EQUIPMENT GROWTH FUND V
                                            (A Limited Partnership)
                                             STATEMENTS OF INCOME
                        (in thousands of dollars, except weighted-average unit amounts)

                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                     2001           2000
                                                                                    -------        -------
Revenues

Lease revenue                                                                       $ 2,881        $ 5,689
Interest and other income                                                                59             39
Net gain on disposition of equipment                                                  1,156             42
                                                                                    -------        -------
    Total revenues                                                                    4,096          5,770
                                                                                    -------        -------

Expenses

Depreciation and amortization                                                         1,603          2,043
Repairs and maintenance                                                                 222            675
Equipment operating expenses                                                            205          1,311
Insurance expenses                                                                      109             49
Management fees to affiliate                                                            122            278
Interest expense                                                                         99            269
General and administrative expenses to affiliates                                       189            223
Other general and administrative expenses                                               172            205
Provision for bad debts                                                                   4             27
                                                                                    -------        -------
    Total expenses                                                                    2,725          5,080
                                                                                    -------        -------

Equity in net income (loss) of unconsolidated special-purpose entities                  377            (23

      Net income                                                                    $ 1,748        $   667
                                                                                    =======        =======

Partners' share of net income

Limited partners                                                                    $ 1,629        $   548
General Partner                                                                         119            119
                                                                                    -------        -------

Total                                                                               $ 1,748        $   667
                                                                                    =======        =======

Limited partners' net income per weighted-average
     limited partnership unit                                                       $  0.18        $  0.06
                                                                                    =======        =======

Cash distribution                                                                   $ 1,719        $ 2,386
                                                                                    =======        =======

Cash distribution per weighted-average limited partnership unit                     $  0.18        $  0.25
                                                                                    =======        =======

                 See accompanying notes to financial statements.


                           PLM EQUIPMENT GROWTH FUND V
                            ( A Limited Partnership)
                   STATEMENTS  OF CHANGES IN  PARTNERS'  CAPITAL
             For the period from December 31, 1999 to March 31, 2001

                            (in thousands of dollars)



                                               Limited      General
                                               Partners     Partner      Total

                                              ----------   ---------   --------

  Partners' capital as of December 31, 1999   $   27,006     $  --     $ 27,006

Net income                                         3,517         477      3,994

Purchase of limited partnership units                (10)       --          (10)

Cash distribution                                 (9,067)       (477)    (9,544)
                                              ----------     -------   --------

  Partners' capital as of December 31, 2000       21,446        --       21,446

Net income                                         1,629         119      1,748

Cash distribution                                 (1,600)       (119)    (1,719)
                                              ----------     -------   --------

  Partners' capital as of March 31, 2001      $   21,475     $  --     $ 21,475
                                              ==========     =======   ========


                 See accompanying notes to financial statements.


                                         PLM EQUIPMENT GROWTH FUND V
                                           (A Limited Partnership)
                                           STATEMENTS OF CASH FLOWS
                                          (in thousands of dollars)

                                                                        For the Three Months
                                                                          Ended March 31,
                                                                        2001            2000
                                                                       -------         -------
 Operating activities

Net income                                                             $ 1,748         $   667
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                          1,603           2,043
  Net gain on disposition of equipment                                  (1,156)            (42)
  Equity in net (income) loss from unconsolidated
      special-purpose entities                                            (377              23
  Changes in operating assets and liabilities, net:
    Restricted cash                                                        (24)            (24)
    Accounts receivable, net                                               396             300
    Prepaid expenses and other assets                                      (25)              7
    Accounts payable and accrued expenses                                  (88)            148
    Due to affiliates                                                       10              21
    Lessee deposits and reserve for repairs                                223             212
                                                                       -------         -------
      Net cash provided by operating activities                          2,310           3,355
                                                                       -------         -------

Investing activities

Payments for purchase of equipment and capitalized improvements             (4)         (2,463)
Distributions from unconsolidated special-purpose entities                 736             325
Proceeds from disposition of equipment                                   2,527             179
                                                                       -------         -------
      Net cash provided by (used in) investing activities                3,259          (1,959
                                                                       -------         -------

Financing activities

Payments of note payable                                                (1,536)         (2,284)
Proceeds of short-term loan from affiliate                                --             1,900
Payments of short-term loan from affiliate                                --            (1,400)
Cash distributions paid to limited partners                             (1,600)         (2,267)
Cash distributions paid to General Partner                                (119            (119)
Purchase of limited partnership units                                     --                (9)
                                                                       -------         -------
      Net cash used in financing activities                             (3,255)         (4,179)
                                                                       -------         -------

Net increase (decrease) in cash and cash equivalents                     2,314          (2,783)
Cash and cash equivalents at beginning of period                         1,799           4,188
                                                                                       -------
Cash and cash equivalents at end of period                             $ 4,113         $ 1,405
                                                                                       =======

Supplemental information

Interest paid                                                          $   147         $   300

                 See accompanying notes to financial statements.


                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund V (the
Partnership) as of March 31, 2001 and December 31, 2000, the statements of income for the three months ended March 31, 2001 and 2000, the statements of changes in partners' capital for the period from December 31, 1999 to March 31, 2001, and the statements of cash flows for the three months ended March 31, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

2.   Schedule of Partnership Phases

The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 2001, and has commenced an orderly liquidation of the Partnership's assets. The Partnership will terminate on December 31, 2010, unless terminated earlier upon the sale of all equipment or by certain other events. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell.

3.   Cash Distributions

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 2001 and 2000, cash distributions totaled $1.7 million and $2.4 million, respectively. Cash distributions of $29,000 and $1.7 million to the limited partners during the three months ended March 31, 2001 and 2000, respectively, were deemed to be a return of capital.

4.   Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2001, included $0.1 million due to FSI and its affiliates for management fees, $38,000 for administrative expenses, and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 2000, included $0.2 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

4.   Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of March 31, 2001 and December 31, 2000.

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                For the Three Months
                                                  Ended March 31,
                                                  2001         2000
                                             ---------------------------
  Management fees                            $      90      $      73
  Data processing and administrative
     expenses                                       52             16

5.   Equipment

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                                  March 31,         December 31,
                                                   2001                2000
                                               ---------------------------------

  Aircraft                                     $   55,071          $   55,071
  Rail equipment                                   11,265              11,288
  Marine containers                                 5,819               6,245
  Trailers                                          2,245               2,245
                                               -----------         -----------
                                                   74,400              74,849
  Less accumulated depreciation                   (59,282)            (58,086)
                                               -----------         -----------
                                                   15,118              16,763
  Equipment held for sale                              --               1,309
                                               -----------         -----------
      Net equipment                            $   15,118          $   18,072
                                               ===========         ===========

As of March 31, 2001, all owned equipment in the Partnership's portfolio was on lease except for 32 railcars with a net book value of $0.2 million. As of December 31, 2000, all owned equipment was on lease except for 6 railcars with a net book value of $26,000.

During the three months ended March 31, 2001, the Partnership disposed of a marine vessel that was held for sale at December 31, 2000, marine containers, and a railcar with an aggregate net book value of $1.4 million for proceeds of $2.5 million. During the three months ended March 31, 2000, the Partnership disposed of marine containers and a trailer with an aggregate net book value of $0.1 million for proceeds of $0.2 million.

                                            PLM EQUIPMENT GROWTH FUND V
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                  March 31, 2001

6.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                    March 31,     December 31,
                                                                                       2001            2000
                                                                                 ------------    ------------
       48% interest in an entity owning a product tanker                         $     5,046     $     4,961
       25% interest in a trust owning two commercial aircraft on direct
                finance lease                                                          2,191           2,245
       50% interest in an entity owning a product tanker                                 593             983
                                                                                 ------------    ------------
         Net investments                                                         $     7,830     $     8,189
                                                                                 ============    ============

As of March 31, 2001, all jointly-owned equipment in the Partnership's USPE portfolio was on lease except for a product tanker with a net investment value of $0.6 million that was off-lease due to dry docking. As of December 31, 2000, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

7.   Operating Segments

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine               Marine
     For the three months ended            Aircraft   Vessel    Railcar   Container  Trailer
         March 31, 2001                    Leasing   Leasing    Leasing   Leasing    Leasing    Other1      Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------
     Revenues

       Lease revenue                       $  2,145  $     --   $    536  $    109   $     91  $     --   $  2,881
       Interest income and other                 --        --         --        --         --        59         59
       Gain (loss) on disposition of             --     1,116         (4)       44         --        --      1,156
     equipment

                                           ------------------------------------------------------------------------
         Total revenues                       2,145     1,116        532       153         91        59      4,096

     Costs and expenses

       Operations support                        18       277        140        --         40        61        536
       Depreciation and amortization          1,342        --        135        88         32         6      1,603
       Interest expense                          --        --         --        --         --        99         99
       Management fees to affiliate              76        --         36         5          5        --        122
       General and administrative expenses       14        19         13        --         10       305        361
       Provision for (recovery of) bad           --        --          7        --         (3)       --          4
     debts

                                           ------------------------------------------------------------------------
         Total costs and expenses             1,450       296        331        93         84       471      2,725
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs               74       303         --        --         --        --        377
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    769  $  1,123   $    201  $     60   $      7  $   (412)  $  1,748
                                           ========================================================================

     Total assets as of March 31, 2001     $ 14,432  $  5,891   $  2,801  $    766   $    701  $  4,199   $ 28,790
                                           ========================================================================

------------------------------
1 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and

                                            PLM EQUIPMENT GROWTH FUND V
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                  March 31, 2001

7.   Operating Segments (continued)
                                                      Marine               Marine
     For the three months ended            Aircraft   Vessel    Railcar   Container  Trailer
         March 31, 2000                    Leasing   Leasing    Leasing   Leasing    Leasing    Other1      Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------
     Revenues

       Lease revenue                       $  1,853  $  2,571   $    614  $     85   $    566  $     --   $  5,689
       Interest income and other                  5         3         --        --         --        31         39
       Gain (loss) on disposition of             --        --         --        45         (3)       --         42
     equipment

                                           ------------------------------------------------------------------------
         Total revenues                       1,858     2,574        614       130        563        31      5,770

     Costs and expenses

       Operations support                       218     1,467        155         2        184         9      2,035
       Depreciation and amortization          1,246       371        141       127        144        14      2,043
       Interest expense                          --        --         --        --         --       269        269
       Management fees to affiliate              62       129         49         4         34        --        278
       General and administrative expenses       55         8         11        --        141       213        428
       Provision for bad debts                   --        --          4        --         23        --         27
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,581     1,975        360       133        526       505      5,080
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       135      (158)        --        --         --        --        (23)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    412  $    441   $    254  $     (3)  $     37  $   (474)  $    667
                                           ========================================================================

     Total assets as of March 31, 2000     $ 19,726  $ 12,730   $  3,274  $  1,686   $  3,535  $  2,001   $ 42,952
                                           ========================================================================

-----------------------------
2 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

8.   Debt

The Partnership made the regularly scheduled installment payment of $1.4 million to the lenders of the note payable during the three months ended March 31, 2001, and accrued or paid the quarterly interest payment at a rate of LIBOR plus 1.2% per annum (6.61% at March 31, 2001 and 8.00% December 31, 2000). The Partnership also made an additional principal payment of $0.2 million from the proceeds of equipment sales.

9.   Net Income Per Weighted-Average Partnership Unit

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2001 and 2000, was 9,065,911 and 9,067,727, respectively.

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

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

10.  Contingencies (continued)

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

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

10.  Contingencies (continued)

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

A final fairness hearing was held on November 29, 2000, and on April 25, 2001 the federal magistrate judge assigned to the case entered a Report and
Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. Any objector to the settlement may file objections to the Report and Recommendation. The Report and
Recommendation, along with any objections, will be reviewed by the district court judge, who may approve, reject or modify any of the magistrate judge's findings or recommendations, and who may also receive further evidence or recommit the matter to the magistrate judge. The parties await the district court's ruling on the Report and Recommendation. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

11.  Liquidation and Special Distributions

On January 1, 2001, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. The Partnership is not permitted to reinvest sales proceeds from equipment dispositions. As sale proceeds are received, the General Partner intends to periodically declare special distributions to distribute the sale proceeds in excess of operational cash requirements, to the partners. No special distributions were paid in the first quarter of 2001.

During the liquidation phase of the Partnership, the equipment will continue to be leased under operating leases until sold. Sales and liquidations occur when the General Partner has determination that it is the appropriate time to maximize the return on an asset through the sale of that asset, when the lessee has the ability to exercise purchase options on the equipment being leased, or when the equipment is damaged.

Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a monthly or quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V's (the Partnership's) Operating Results for the Three Months Ended March 31, 2001 and 2000

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 2001, compared to the same period of 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                        For the Three Months
                                           Ended March 31,
                                        2001             2000
                                     ----------------------------
  Aircraft                           $  2,127         $  1,635
  Railcars                                396              459
  Marine containers                       109               83
  Trailers                                 51              382
  Marine vessels                         (277)           1,104

Aircraft: Aircraft lease revenues and direct expenses were $2.1 million and $18,000, respectively, for the three months ended March 31, 2001, compared to $1.9 million and $0.2 million, respectively, during the same period of 2000. The increase in aircraft lease revenues of $0.3 million was due to one aircraft being on-lease for the three months ended March 31, 2001 that was off-lease during most of the first quarter of 2000. Direct expenses decreased $0.2 million during the first quarter of 2001 due to repairs to one of the Partnership's aircraft during the three months ended March 31, 2000 that wasn't required during the same period 2001.

Railcars: Railcar lease revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the three months ended March 31, 2001, compared to $0.6 million and $0.2 million, respectively, during the same period of 2000. The decrease in railcar lease revenues of $0.1 million was due to the increase in the number of off-lease railcars during the three months ended March 31, 2001, compared to the same period of 2000.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $-0-, respectively, for the three months ended March 31, 2001, compared to $0.1 million and $2,000, respectively, during the same period of 2000. Marine container lease revenues increased $24,000 during the three months ended March 31, 2001 due to the receipt of $0.1 million in additional lease revenues from a prior period. A similar payment was not received during the same period of 2000. The increase in lease revenues caused by the additional lease revenue payment was partially offset by a decrease of $45,000 caused by dispositions of marine containers during 2001 and 2000.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $40,000, respectively, for the three months ended March 31, 2001, compared to $0.6 million and $0.2 million, respectively, during the same period of 2000. The decrease in trailer contribution was due to the sale of 76% of the Partnership`s trailers during 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $-0- and $0.3 million, respectively, for the three months ended March 31, 2001, compared to $2.6 million and $1.5 million, respectively, during the same period of 2000. The decrease in marine vessel contribution was caused by the sale of all the Partnership's wholly-owned marine vessels during 2001 and 2000.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.2 million for the three months ended March 31, 2001 decreased from $3.0 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.4 million decrease in depreciation and amortization expenses from 2000 levels was caused by the sale of 76% of the Partnership`s trailers during 2000 and the sale of two of the Partnership's wholly-owned marine vessels during 2001 and 2000.

     (ii) A $0.2 million decrease in interest expense was due to a lower average outstanding debt balance in the first quarter of 2001 compared to the same period of 2000.

     (iii) A $0.2 million decrease in management fees was due to a lower lease revenues earned during the first quarter of 2001 compared to the same period of 2000.

     (iv) A $0.1 million decrease in general and administrative expenses during the three months ended March 31, 2001 was due to an increase of $0.1 million resulting from allocations by the General Partner due to severance costs related to staff reductions and $45,000 due to higher professional costs, offset by lower costs of $0.1 million resulting from the sale of 76% of the Partnership's trailers during 2000 compared to the same period of 2000.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the first quarter of 2001 totaled $1.2 million, and resulted from the sale of a marine vessel, marine containers, and a railcar with a net book value of $1.4 million, for proceeds of $2.5 million. The net gain on the disposition of equipment for the first quarter of 2000 totaled $42,000, and resulted from the sale of marine containers and a trailer with an aggregate net book value of $0.1 million, for proceeds of $0.2 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                    For the Three Months
                                                       Ended March 31,
                                                    2001             2000
                                                 ----------------------------
  Marine vessels                                 $    303         $   (158)
  Aircraft                                             74              135
                                                 ----------------------------
      Equity in net income (loss) of USPEs       $    377         $    (23)
                                                 ============================

Marine vessels: As of March 31, 2001 and 2000, the Partnership owned interests in two entities owning a total of two marine vessels. During the first quarter of 2001, lease revenues of $1.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.5 million. During the same period of 2000, lease revenues of $1.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.6 million.

Lease revenues increased $0.3 million during the three months ended March 31, 2001 compared to the same period of 2000. The increase in lease revenues was due to the following:

     (i) One marine vessel that was on voyage charter during the quarters ended March 31, 2001 and 2000, earned $0.9 million in higher lease revenues due to an increase in voyage charter lease rates compared to the same period of 2000.

     (ii) Lease revenues for the other marine vessel decreased $0.5 million as a result of being in dry dock for two months during the three months ending March 31, 2001. During this time, the marine vessel did not earn any lease revenues.

Depreciation expense, direct expenses, and administrative expenses decreased $0.2 million during the three months ended March 31, 2001 compared to the same period of 2000. A decrease in direct expenses of $0.4 million was due to the one marine vessel not incurring any operating costs while in dry dock. The decrease caused by the dry docking of a marine vessel was partially offset by an increase of $0.2 million caused by the remaining marine vessel incurring higher operating cost.

Aircraft: As of March 31, 2001 and 2000, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the three months ended March 31, 2001, the contribution from this trust decreased $0.1 million due to higher expenses of $46,000 due to the recovery of an accounts receivable in 2000 that had previously been reserved as a bad debt. A similar recovery did not occur in 2001.

(E)  Net Income

As a result of the foregoing, the Partnership's net income for the three months ended March 31, 2001 was $1.7 million, compared to net income of $0.7 million during the same period in 2000. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first quarter of 2001 is not necessarily indicative of future periods. In the first quarter of 2001, the Partnership distributed $1.6 million to the limited partners, or $0.18 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

Since the Partnership is in its active liquidation phase, the General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

For the three months ended March 31, 2001, the Partnership generated $3.0 million in operating cash (net cash provided by operations plus non-liquidating distributions from USPEs) to meet its operating obligations and pay cash distributions (total for the three months ended March 31, 2001 of $1.7 million) to the partners.

During the three months ended March 31, 2001, the Partnership sold owned equipment and received aggregate proceeds of $2.5 million.

Accounts receivable decreased $0.4 million during the three months ended March 31, 2001 due to the timing of cash receipts.

Investments in USPEs decreased $0.4 million due to cash distributions of $0.7 million to the Partnership from the USPEs offset in part, by $0.4 million of income that was recorded by the Partnership's from the USPEs during the three months ended March 31, 2001.

Accounts payable decreased $0.1 million during the three months ended March 31, 2001 due to the timing of payments to vendors.

During the three months ended March 31, 2001, the Partnership made the regularly scheduled installment payment of $1.4 million to the holder of the note payable. The Partnership also made an additional principal payment of $0.2 million from the proceeds of equipment sales. The Partnership is scheduled to make quarterly installment payments of $1.3 million through the year 2001 and, in some instances, a percentage of equipment sale proceeds.

(III)    OUTLOOK FOR THE FUTURE

The Partnership entered its liquidation phase on January 1 2001. The General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

Several factors may affect the Partnership's operating performance during the remainder of 2001 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Factors affecting the Partnership's contribution during the remainder of 2001 and beyond include:

1. The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment. Although, there was some upward pressure on container prices during the fourth quarter of 2000, this trend was reversed during the first quarter of 2001. In addition, some of the Partnership's refrigerated marine containers have become delaminated. This condition lowers the demand for these marine containers which has lead to declining lease rates and lower utilization on containers with this problem.

2. Railcar loadings in North America for the first quarter of 2001 were below those of 2000. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposures are that of interest rate and currency risk. The Partnership's note payable is a variable rate debt. The Partnership estimates a one percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $20,000 for the remaining nine months of 2001. The Partnership estimates a two percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $39,000 for the remaining nine months of 2001.

During the three months ended March 31, 2001, 85% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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

                                            PLM EQUIPMENT GROWTH FUND V

                                            By:     PLM Financial Services, Inc.
                                                    General Partner



Date:   May 7, 2001                         By:     /s/ Richard K Brock
                                                    ---------------------------
                                                    Richard K Brock
                                                    Vice President and
                                                    Chief Financial Officer

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

                                           PLM EQUIPMENT GROWTH FUND V

                                           By:      PLM Financial Services, Inc.
                                                    General Partner



Date:   May 7, 2001                        By:
                                                    ---------------------------
                                                    Richard K Brock
                                                    Vice President and
                                                    Chief Financial Officer