Form 10-Q
period 2001-06-30
PLM EQUIPMENT GROWTH FUND V
filed 2001-08-10
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 2001


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to


                         Commission file number 01-19203
                             -----------------------



                           PLM EQUIPMENT GROWTH FUND V
             (Exact name of registrant as specified in its charter)


               California                                    94-3104548
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

    120 Montgomery Street, Suite 1350
            San Francisco, CA                                   94104
          (Address of principal                              (Zip code)
           executive offices)


       Registrant's telephone number, including area code: (415) 445-3201
                             -----------------------


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                               June 30,          December 31,
                                                                               2001                 2000
                                                                           -----------------------------------
ASSETS

Equipment held for operating lease, at cost                                $    74,218          $    74,849
Less accumulated depreciation                                                  (60,717)             (58,086)
                                                                           -----------------------------------
                                                                                13,501               16,763
Equipment held for sale                                                             --                1,309
                                                                           ---------------------------------
  Net equipment                                                                 13,501               18,072

Cash and cash equivalents                                                        3,240                1,799
Restricted cash                                                                    493                  445
Accounts receivable, net of allowance for doubtful
    accounts of $31 in 2001 and $34 in 2000                                        917                1,578
Investments in unconsolidated special-purpose entities                           7,682                8,189
Deferred charges, net of accumulated amortization of
    $22 in 2001 and $127 in 2000                                                     2                   30
Prepaid expenses and other assets                                                   47                   39
                                                                           -----------------------------------

      Total assets                                                         $    25,882          $    30,152
                                                                           ===================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                                      $       109          $       245
Due to affiliates                                                                  214                  259
Lessee deposits and reserve for repairs                                          3,088                2,728
Note payable                                                                        --                5,474
                                                                           -----------------------------------
    Total liabilities                                                            3,411                8,706
                                                                           -----------------------------------

Partners' capital:

Limited partners (9,065,911 limited partnership units as of
    June 30, 2001 and December 31, 2000)                                        22,471               21,446
General Partner                                                                     --                   --
                                                                           -----------------------------------
    Total partners' capital                                                     22,471               21,446
                                                                           -----------------------------------

      Total liabilities and partners' capital                              $    25,882          $    30,152
                                                                           ===================================











                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)

                                                     For the Three Months               For the Six Months
                                                        Ended June 30,                    Ended June 30,
                                                       2001          2000              2001            2000
                                                   -------------------------------------------------------------
REVENUES

Lease revenue                                      $  2,791       $  5,923          $   5,672       $  11,613
Interest and other income                                88             34                147              73
Net gain on disposition of equipment                     18             55              1,174              96
                                                   -------------------------------------------------------------
    Total revenues                                    2,897          6,012              6,993          11,782
                                                   -------------------------------------------------------------

EXPENSES

Depreciation and amortization                         1,621          2,032              3,224           4,075
Repairs and maintenance                                 215            393                437           1,068
Equipment operating expenses                            119          1,375                324           2,686
Insurance expense                                        13             77                122             126
Management fees to affiliate                            131            291                253             568
Interest expense                                         42            270                141             539
General and administrative expenses
      to affiliates                                     101            198                290             421
Other general and administrative expenses               134            257                306             463
Provision for (recovery of) bad debts                    (7)            (1)                (3)             26
                                                   -------------------------------------------------------------
    Total expenses                                    2,369          4,892              5,094           9,972
                                                   -------------------------------------------------------------

Equity in net income of unconsolidated
      special-purpose entities                          468            406                845             383
                                                   -------------------------------------------------------------

Net income                                         $    996       $  1,526          $   2,744       $   2,193
                                                   =============================================================

PARTNERS' SHARE OF NET INCOME:

Limited partners                                   $    996       $  1,407          $   2,625       $   1,954
General Partner                                          --            119                119             239
                                                   -------------------------------------------------------------

Total                                              $    996       $  1,526          $   2,744       $   2,193
                                                   =============================================================

Limited partners' net income per
    weighted-average limited partnership unit      $   0.11       $   0.16          $    0.29       $    0.22
                                                   =============================================================

Cash distribution                                  $     --       $  2,386          $   1,719       $   4,772
                                                   =============================================================

Cash distribution per weighted-average
    limited partnership unit                       $     --       $   0.25          $    0.18       $    0.50
                                                   =============================================================









                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                            ( A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1999 to June 30, 2001
                            (in thousands of dollars)



                                                            Limited              General
                                                            Partners             Partner               Total
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 1999               $   27,006            $    --             $   27,006

Net income                                                     3,517                477                  3,994

Purchase of limited partnership units                            (10)                --                    (10)

Cash distribution                                             (9,067)              (477)                (9,544)
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 2000                   21,446                 --                 21,446

Net income                                                     2,625                119                  2,744

Cash distribution                                             (1,600)              (119)                (1,719)
                                                          -------------------------------------------------------

  Partners' capital as of June 30, 2001                   $   22,471            $    --             $   22,471
                                                          =======================================================
































                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                   For the Six Months
                                                                                     Ended June 30,
                                                                                  2001          2000
                                                                              -----------------------------


 OPERATING ACTIVITIES

 Net income                                                                    $    2,744    $    2,193
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                    3,224         4,075
   Net gain on disposition of equipment                                            (1,174)          (96)
   Equity in net income from unconsolidated
       special-purpose entities                                                      (845)         (383)
   Changes in operating assets and liabilities, net:
     Restricted cash                                                                  (48)          (45)
     Accounts receivable, net                                                         652          (255)
     Prepaid expenses and other assets                                                 (8)           30
     Accounts payable and accrued expenses                                           (136)         (193)
     Due to affiliates                                                                (45)           35
     Lessee deposits and reserve for repairs                                          360           (24)
                                                                               ---------------------------
       Net cash provided by operating activities                                    4,724         5,337
                                                                               ---------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                       (3)       (2,677)
 Distributions from unconsolidated special-purpose entities                         1,352           927
 Proceeds from disposition of equipment                                             2,561           326
                                                                               ---------------------------
       Net cash provided (used in) by investing activities                          3,910        (1,424)
                                                                               ---------------------------

 FINANCING ACTIVITIES

 Payments of note payable                                                          (5,474)       (4,170)
 Proceeds of short-term loan from affiliate                                            --         4,500
 Payments of short-term loan from affiliate                                            --        (1,400)
 Cash distributions paid to limited partners                                       (1,600)       (4,533)
 Cash distributions paid to General Partner                                          (119)         (239)
 Purchase of limited partnership units                                                 --           (10)
                                                                               ---------------------------
       Net cash used in financing activities                                       (7,193)       (5,852)
                                                                               ---------------------------

 Net increase (decrease) in cash and cash equivalents                               1,441        (1,939)
 Cash and cash equivalents at beginning of period                                   1,799         4,188
                                                                               ---------------------------
 Cash and cash equivalents at end of period                                    $    3,240    $    2,249
                                                                               ===========================

 SUPPLEMENTAL INFORMATION
 Interest paid                                                                 $      224    $      570
                                                                               ===========================









                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund V (the Partnership) as of June 30, 2001 and December 31, 2000, the statements of income for the three and six months ended June 30, 2001 and 2000, the statements of changes in partners' capital for the period from December 31, 1999 to June 30, 2001, and the statements of cash flows for the six months ended June 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

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

3. CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the six months ended June 30, 2001 and 2000, cash distributions totaled $1.7 million and $4.8 million, respectively. None of the cash distributions to the limited partners during the six months ended June 30, 2001, were deemed to be a return of capital. Cash distributions of $2.6 million to the limited partners for the six months ended June 30, 2000, were deemed to be a return of capital.

During 2001, the General Partner made the decision to temporally suspend cash distributions to the partners.

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of June 30, 2001, included $0.1 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 2000, included $0.2 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (continued)

The Partnership's proportional share of USPE-affiliated management fees of $39,000 and $0.1 million was payable as of June 30, 2001 and December 31, 2000, respectively.

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                     For the Three Months               For the Six Months
                                                        Ended June 30,                    Ended June 30,
                                                     2001            2000              2001            2000
                                                   -------------------------------------------------------------

Management fees                                    $    103       $     87          $     193       $     161
Data processing and administrative
   expenses                                              32             15                 84              31

5. EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                                 June 30,          December 31,
                                                 2001                 2000
                                             -----------------------------------

Aircraft                                     $    55,071          $   55,071
Rail equipment                                    11,265              11,288
Marine containers                                  5,637               6,245
Trailers                                           2,245               2,245
                                             ------------         -----------
                                                  74,218              74,849
Less accumulated depreciation                    (60,717)            (58,086)
                                             ------------         -----------
                                                  13,501              16,763
Equipment held for sale                               --               1,309
                                             ------------         -----------
    Net equipment                            $    13,501          $   18,072
                                             ============         ===========

As of June 30, 2001, all owned equipment in the Partnership's portfolio was on lease except for 60 railcars with a net book value of $0.3 million. As of December 31, 2000, all owned equipment was on lease except for 6 railcars with a net book value of $26,000.

During the six months ended June 30, 2001, the Partnership disposed of a marine vessel that was held for sale at December 31, 2000, marine containers, and a railcar with an aggregate net book value of $1.4 million for proceeds of $2.6 million. During the six months ended June 30, 2000, the Partnership disposed of marine containers, trailers, and a railcar with an aggregate net book value of $0.2 million, for $0.3 million.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

6. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                    June 30,          December 31,
                                                                                       2001                2000
                                                                                 ----------------------------------
       48% interest in an entity owning a product tanker                         $     4,546         $     4,961
       25% interest in a trust owning two commercial aircraft on direct
                finance lease                                                          2,114               2,245
       50% interest in an entity owning a product tanker                               1,022                 983
                                                                                 ------------        ------------
         Net investments                                                         $     7,682         $     8,189
                                                                                 ============        ============

As of June 30, 2001 and December 31, 2000, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

7. OPERATING SEGMENTS

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine              Marine
     For the three months ended            Aircraft   Vessel    Railcar   Container  Trailer
         June 30, 2001                     Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


     REVENUES

       Lease revenue                       $  2,145  $     --   $    447  $    107   $     92  $     --   $  2,791
       Interest income and other                 33        --         --        --         --        55         88
       Gain on disposition of equipment          --        --         --        18         --        --         18
                                           ------------------------------------------------------------------------
         Total revenues                       2,178        --        447       125         92        55      2,897

     COSTS AND EXPENSES
       Operations support                        11        71        194        --         54        17        347
       Depreciation and amortization          1,342        --        148        81         32        18      1,621
       Interest expense                          --        --         --        --         --        42         42
       Management fees to affiliate              89        --         32         5          5        --        131
       General and administrative expenses        4         4          9        --         21       197        235
       Recovery of bad debts                     --        --         (7 )      --         --        --         (7)
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,446        75        376        86        112       274      2,369
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs               74       394         --        --         --        --        468
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    806  $    319   $     71  $     39   $    (20) $   (219)  $    996
                                           ========================================================================

     Total assets as of June 30, 2001      $ 12,936  $  5,584   $  2,683  $    719   $    671  $  3,289   $ 25,882
                                           ========================================================================




(1) Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

7. OPERATING SEGMENTS (continued)


                                                      Marine              Marine
     For the three months ended            Aircraft   Vessel    Railcar   Container  Trailer
         June 30, 2000                     Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------



     REVENUES
       Lease revenue                       $  2,165  $  2,411   $    602  $    108   $    637  $     --   $  5,923
       Interest income and other                  2        --         --        --         --        32         34
       Gain on disposition of equipment          --        --         19        29          7        --         55
                                           ------------------------------------------------------------------------
         Total revenues                       2,167     2,411        621       137        644        32      6,012

     COSTS AND EXPENSES
       Operations support                        21     1,465        122         1        227         9      1,845
       Depreciation and amortization          1,251       371        139       113        144        14      2,032
       Interest expense                          --        --         --        --         --       270        270
       Management fees to affiliate              83       121         42         5         40        --        291
       General and administrative expenses       56        22         16        --        124       237        455
       Provision for (recovery of) bad           --        --         (2 )      --          1        --         (1 )
       debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,411     1,979        317       119        536       530      4,892
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs               87       319         --        --         --        --        406
                                           ------------------------------------------------------------------------
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    843  $    751   $    304  $     18   $    108  $   (498 ) $  1,526
                                           ========================================================================

     Total assets as of June 30, 2000      $ 18,751  $ 12,679   $  3,162  $  1,405   $  3,418  $  2,827   $ 42,242
                                           ========================================================================



                                                      Marine              Marine
     For the six months ended              Aircraft   Vessel    Railcar   Container  Trailer
         June 30, 2001                     Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


    REVENUES
       Lease revenue                       $  4,290  $     --   $    983  $    216   $    183  $     --   $  5,672
       Interest income and other                 33        --         --        --         --       114        147
       Gain (loss) on disposition of             --     1,116         (4)       62         --        --      1,174
       equipment
                                           ------------------------------------------------------------------------
         Total revenues                       4,323     1,116        979       278        183       114      6,993

     COSTS AND EXPENSES
       Operations support                        29       348        334        --         94        78        883
       Depreciation and amortization          2,684        --        283       169         64        24      3,224
       Interest expense                          --        --         --        --         --       141        141
       Management fees to affiliate             165        --         68        10         10        --        253
       General and administrative expenses       18        23         22        --         31       502        596
       Recovery of bad debts                     --        --         --        --         (3)       --         (3)
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,896       371        707       179        196       745      5,094
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs              148       697         --        --         --        --        845
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  1,575  $  1,442   $    272  $     99   $    (13) $   (631)  $  2,744
                                           ========================================================================

     Total assets as of June 30, 2001      $ 12,936  $  5,584   $  2,683  $    719   $    671  $  3,289   $ 25,882
                                           ========================================================================


(1) Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses.


                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

7.   OPERATING SEGMENTS (continued)

                                                      Marine              Marine
     For the six months ended              Aircraft   Vessel    Railcar   Container  Trailer
         June 30, 2000                     Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


     REVENUES
       Lease revenue                       $  4,018  $  4,982   $  1,216  $    194   $  1,203  $     --   $ 11,613
       Interest income and other                  7         3         --        --         --        63         73
       Gain on disposition of equipment          --        --         19        74          3        --         96
                                           ------------------------------------------------------------------------
         Total revenues                       4,025     4,985      1,235       268      1,206        63     11,782

     COSTS AND EXPENSES
       Operations support                       239     2,932        277         3        411        18      3,880
       Depreciation and amortization          2,497       742        280       240        288        28      4,075
       Interest expense                          --        --         --        --         --       539        539
       Management fees to affiliate             145       249         91         9         74        --        568
       General and administrative expenses      111        30         27        --        265       451        884
       Provision for bad debts                   --        --          2        --         24        --         26
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,992     3,953        677       252      1,062     1,036      9,972
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs              222       161         --        --         --        --        383
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  1,255  $  1,193   $    558  $     16   $    144  $   (973)  $  2,193
                                           ========================================================================

     Total assets as of June 30, 2000      $ 18,751  $ 12,679   $  3,162  $  1,405   $  3,418  $  2,827   $ 42,242
                                           ========================================================================

(1) Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.


8. DEBT

The Partnership made the regularly scheduled installment payment of $1.4 million and an additional required principal payment of $0.2 million from the proceeds of equipment sales during the six months ended June 30, 2001. The Partnership also prepaid the remaining balance of $3.9 million to the lenders. Interest was paid at a rate of LIBOR plus 1.2% per annum.

9. NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 2001 was 9,065,911. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 2000 was 9,066,094 and 9,066,877, respectively.

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

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

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

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

10. CONTINGENCIES (continued)

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001 the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving both settlements. Monetary class members who submitted timely claims will be paid their settlement amount out of the monetary fund by the third-party claims administrator, calculated pursuant to the formula set forth in the settlement agreement and court order. These payments to qualifying class members will occur following the expiration of the time for the filing of an appeal, assuming that no appeal is filed. Similarly the equitable settlement will be implemented promptly at the same time and assuming no appeal is filed. For those equitable class members who submitted timely requests for the repurchase of their limited partnership units, the respective partnerships will repurchase such units by December 31, 2001.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

11. LIQUIDATION AND SPECIAL DISTRIBUTIONS

On January 1, 2001, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. The Partnership is not permitted to reinvest sales proceeds from equipment dispositions. As sale proceeds are received, the General Partner intends to periodically declare special distributions to distribute the sale proceeds in excess of operational cash requirements, to the partners. No special distributions were paid during the six months ended June 30, 2001 and 2000.

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

Operating cash flows, to the extent they exceed Partnership expenses, will be distributed to the partners when declared by the General Partner. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND V'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 2001, compared to the same period of 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                       For the Three Months
                                                          Ended June 30,
                                                      2001             2000
                                                    ---------------------------
Aircraft                                            $ 2,134          $ 2,144
Railcars                                                253              480
Marine containers                                       107              107
Trailers                                                 38              410
Marine vessels                                          (71)             946

Aircraft: Aircraft lease revenues and direct expenses were $2.1 million and $11,000, respectively, for the three months ended June 30, 2001, compared to $2.2 million and $21,000, respectively, during the same period of 2000.

Railcars: Railcar lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, for the three months ended June 30, 2001, compared to $0.6 million and $0.1 million, respectively, during the same period of 2000. The decrease in railcar lease revenues of $0.2 million was due to an increase in the number of off-lease railcars during the three months ended June 30, 2001, compared to the same period of 2000. The increase in direct expenses of $0.1 million was due to an increase in repairs and maintenance during the three months ended June 30, 2001, compared to the same period of 2000.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $-0-, respectively, for the three months ended June 30, 2001, compared to $0.1 million and $1,000, respectively, during the same period of 2000.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2001, compared to $0.6 million and $0.2 million, respectively, during the same period of 2000. The decrease in trailer contribution was due to the sale of 76% of the Partnership`s trailers during 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $-0- and $0.1 million, respectively, for the three months ended June 30, 2001, compared to $2.4 million and $1.5 million, respectively, during the same period of 2000. The decrease in marine vessel contribution was caused by the sale of all the Partnership's wholly-owned marine vessels during 2001 and 2000.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.0 million for the three months ended June 30, 2001 decreased from $3.0 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.4 million decrease in depreciation and amortization expenses from 2000 levels was caused by a decrease of $0.1 million resulting from the sale of 76% of the Partnership`s trailers during 2000 and a decrease of $0.4 million resulting from the sale of two of the Partnership's wholly-owned marine vessels during 2001 and 2000.

     (ii) A $0.2 million decrease in interest expense was due to a lower average outstanding debt balance in the second quarter of 2001 compared to the same period of 2000.

     (iii) A $0.2 million decrease in management fees was due to lower lease revenues earned during the second quarter of 2001 compared to the same period of 2000.

     (iv) General and administrative expenses decreased $0.2 million in during the three months ended June 30, 2001. The decrease was due to lower costs of $0.1 million resulting from the sale of 76% of the Partnership's trailers during 2000 and lower costs of $0.1 million associated with the second quarter 2000 re-leasing of a commercial aircraft that was not required during the same period of 2001.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the second quarter of 2001 totaled $18,000, and resulted from the sale of marine containers with a net book value of $15,000, for proceeds of $33,000. The net gain on the disposition of equipment for the second quarter of 2000 totaled $0.1 million, which resulted from the sale of marine containers, a railcar, and a trailer with a net book value of $0.1 million, for proceeds of $0.2 million.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Net income generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                    For the Three Months
                                                       Ended June 30,
                                                   2001             2000
                                                 ---------------------------
Marine vessels                                   $   394          $   319
Aircraft                                              74               87
                                                 ---------------------------
    Equity in net income of USPEs                $   468          $   406
                                                 ===========================

Marine vessels: As of June 30, 2001 and 2000, the Partnership owned interests in two entities owning a total of two marine vessels. During the second quarter of 2001, lease revenues of $2.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.6 million. During the same period of 2000, lease revenues of $1.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.4 million.

Lease revenues increased $0.3 million during the three months ended June 30, 2001 compared to the same period of 2000. The increase in lease revenues was due to the following:

     (i) During the quarter ended June 30, 2001, one marine vessel earned $0.6 million in higher lease revenues due to being on voyage charter compared to being on a fixed rate lease during the same period of 2000. Under a voyage charter, the lease rates are higher, however, the owner is responsible for certain operating costs that are paid by the lessee under a fixed rate lease.

     (ii) This increase was partially offset by the other marine vessel earning lower lease revenues of $0.3 million compared to the same period of 2000. During the second quarter of 2001, lower lease revenues of $0.1 million was caused by this marine vessel being off lease for 10 days while completing its dry docking. Lease revenues for this marine vessel also decreased $0.2 million due to being on a fixed rate lease for over one month before returning to voyage charter. During the same period of 2000, this marine vessel was on voyage charter the entire quarter.

During the three months ended June 30, 2001, depreciation expense, direct expenses, and administrative expenses increased $0.2 million. During the second quarter of 2001, direct expenses increased $0.1 million due to higher operating cost resulting from the voyage charter leases and repairs and maintenance increased $0.2 million due to higher repair costs compared to the same period of 2000.

Aircraft: As of June 30, 2001 and 2000, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the three months ended June 30, 2001 and 2000, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $10,000.

(E) Net Income

As a result of the foregoing, the Partnership's net income for the three months ended June 30, 2001 was $1.0 million, compared to net income of $1.5 million during the same period in 2000. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 2001 is not necessarily indicative of future periods.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 2001, compared to the same period of 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                       For the Six Months
                                                         Ended June 30,
                                                     2001             2000
                                                   ---------------------------
Aircraft                                           $ 4,261          $ 3,779
Railcars                                               649              939
Marine containers                                      216              191
Trailers                                                89              792
Marine vessels                                        (348)           2,050

Aircraft: Aircraft lease revenues and direct expenses were $4.3 million and $29,000, respectively, for the six months ended June 30, 2001, compared to $4.0 million and $0.2 million, respectively, during the same period of 2000. The increase in aircraft lease revenues of $0.3 million was due to one aircraft being on-lease for the six months ended June 30, 2001 that was off-lease for two months during the same period of 2000. Direct expenses decreased $0.2 million during the first six months of 2001 due to repairs to one of the Partnership's aircraft during the six months ended June 30, 2000 that wasn't required during the same period 2001.

Railcars: Railcar lease revenues and direct expenses were $1.0 million and $0.3 million, respectively, for the six months ended June 30, 2001, compared to $1.2 million and $0.3 million, respectively, during the same period of 2000. The decrease in railcar lease revenues of $0.2 million was due to the increase in the number of off-lease railcars during the six months ended June 30, 2001, compared to the same period of 2000.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $-0-, respectively, for the six months ended June 30, 2001, compared to $0.2 million and $3,000, respectively, during the same period of 2000.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the six months ended June 30, 2001, compared to $1.2 million and $0.4 million, respectively, during the same period of 2000. The decrease in trailer contribution was due to the sale of 76% of the Partnership`s trailers during 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $-0- and $0.3 million, respectively, for the six months ended June 30, 2001, compared to $5.0 million and $2.9 million, respectively, during the same period of 2000. The decrease in marine vessel contribution was caused by the sale of all the Partnership's wholly-owned marine vessels during 2001 and 2000.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.2 million for the six months ended June 30, 2001 decreased from $6.1 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.9 million decrease in depreciation and amortization expenses from 2000 levels was caused by a decrease of $0.2 million resulting from the sale of 76% of the Partnership`s trailers during 2000 and a decrease of $0.7 million resulting from the sale of two of the Partnership's wholly-owned marine vessels during 2001 and 2000.

     (ii) A $0.4 million decrease in interest expense was due to a lower average outstanding debt balance during the six months ended June 30, 2001 compared to the same period of 2000.

     (iii) A $0.3 million decrease in management fees was due to lower lease revenues earned during the six months ended June 30, 2001 compared to the same period of 2000.

     (iv) A $0.3 million decrease in general and administrative expenses during the six months ended June 30, 2001 was due to a decrease of $0.2 million in costs resulting from the sale of 76% of the Partnership's trailers and $0.1 million in lower inspection costs on equipment. These decreases were offset in part, by an increase of $0.1 million resulting from allocations by the General Partner due to severance costs related to staff reductions during the six months ended June 30, 2001 compared to the same period of 2000.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the six months ending June 30, 2001 totaled $1.2 million, which resulted from the sale of a marine vessel, marine containers, and a railcar with a net book value of $1.4 million, for proceeds of $2.6 million. The net gain on the disposition of equipment for the six months ended June 30, 2000 totaled $0.1 million, which resulted from the sale of marine containers, trailers, and a railcar with a net book value of $0.2 million, for proceeds of $0.3 million.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entities

Net income generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                       For the Six Months
                                                         Ended June 30,
                                                     2001             2000
                                                   ---------------------------
Marine vessels                                     $   697          $   161
Aircraft                                               148              222
                                                   ---------------------------
    Equity in net income of USPEs                  $   845          $   383
                                                   ===========================

Marine vessels: As of June 30, 2001 and 2000, the Partnership owned interests in two entities owning a total of two marine vessels. During the six months ending June 30, 2001, lease revenues of $3.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.1 million. During the same period of 2000, lease revenues of $3.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.0 million.

Lease revenues increased $0.6 million during the six months ended June 30, 2001 compared to the same period of 2000. The increase in lease revenues was due to the following:

     (i) One marine vessel that was on voyage charter during the six months ending June 30, 2001, was on voyage charter and fixed rate lease during the same period of 2000. During 2001, this marine vessel earned $1.5 million in higher lease revenues due to higher lease rates earned while on voyage charter compared to the same period of 2000.

     (ii) This increase was partially offset by the other marine vessel earning lower lease revenues of $0.8 million compared to the same period of 2000. During the six months ended June 30, 2001, lower lease revenues of $0.5 million was caused by this marine vessel being off lease for approximately two months while completing its dry docking. Lease revenues for this marine vessel also decreased $0.2 million due to being on a fixed rate lease for over one month before returning to voyage charter. During the same period of 2000, this marine vessel was on voyage charter.

Depreciation expense, direct expenses, and administrative expenses increased $0.1 million during the six months ended June 30, 2001 compared to the same period of 2000. A decrease in direct expenses of $0.4 million was due to the one marine vessel incurring lower operating costs while in dry dock. The decrease caused by the dry-docking of a marine vessel was partially offset by an increase of $0.4 million caused by the remaining marine vessel incurring higher operating cost resulting from being on voyage charter.

Aircraft: As of June 30, 2001 and 2000, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the six months ended June 30, 2001, the contribution from this trust decreased $0.1 million due to higher expenses of $47,000 due to the recovery of accounts receivable in 2000 that had previously been reserved as a bad debt. A similar recovery did not occur in 2001.

(E) Net Income

As a result of the foregoing, the Partnership's net income for the six months ended June 30, 2001 was $2.7 million, compared to net income of $2.2 million during the same period in 2000. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 2001 is not necessarily indicative of future periods.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

Since the Partnership is in its active liquidation phase, the General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

For the six months ended June 30, 2001, the Partnership generated $6.1 million in operating cash (net cash provided by operations plus non-liquidating distributions from USPEs) to meet its operating obligations and pay cash distributions (total for the six months ended June 30, 2001 of $1.7 million) to the partners.

During the six months ended June 30, 2001, the Partnership sold owned equipment and received aggregate proceeds of $2.6 million.

Accounts receivable decreased $0.7 million during the six months ended June 30, 2001. A decrease of $0.6 million was due to the collection of lease receivables from the lessee of a sold marine vessel that was outstanding on December 31, 2000. An additional decrease of $0.1 million was due to the timing of cash receipts.

Investments in USPEs decreased $0.5 million due to cash distributions of $1.4 million to the Partnership from the USPEs offset, in part, by $0.8 million of income that was recorded by the Partnership's from the USPEs during the six months ended June 30, 2001.

Lessee deposits and reserve for repairs increased $0.4 million during the six months ended June 30, 2001 due to increases in engine reserves of $0.2 million and lessee's prepaid deposits of $0.1 million.

During the six months ended June 30, 2001, the Partnership made the regularly scheduled installment payment of $1.4 million and an additional required principal payment of $0.2 million from the proceeds of equipment sales. The Partnership also prepaid the remaining balance of $3.9 million to the lenders. Interest was paid at a rate of LIBOR plus 1.2% per annum on the outstanding amount.

(III) OUTLOOK FOR THE FUTURE

The Partnership entered its liquidation phase on January 1, 2001. The General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

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

Factors affecting the Partnership's contribution during the remainder of 2001 and beyond include:

1. The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment. In addition, some of the Partnership's refrigerated marine containers have become delaminated. This condition lowers the demand for these marine containers which has led to declining lease rates and lower utilization on containers with this problem.

2. Railcar loadings in North America for the first half of 2001 were below those of 2000. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

3. Recent changes in economic condition of the airline industry have adversely affected the demand for and market values for aircraft. These changes could adversely lower the contribution of aircraft to the Partnership and the residual value of the aircraft. Currently, all of the owned aircraft are subject to contracted lease agreements.

Until resolution of the Koch and Romei matters related to the purchase of Partnership units (see note 10 to the unaudited financial statements), the Partnership will not make cash distributions to the partners.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements and pay cash distributions to the partners.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposures are that of currency risk. During the six months ended June 30, 2001, 86% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

















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



                                           PLM EQUIPMENT GROWTH FUND V

                                           By:      PLM Financial Services, Inc.
                                                    General Partner



Date:   August 10, 2001                    By:      /s/ Stephen M. Bess
                                                    ----------------------------
                                                    Stephen M. Bess
                                                    President and
                                                    Chief Accounting Officer