Form 10-Q
period 2001-09-30
PLM EQUIPMENT GROWTH FUND V
filed 2001-11-13
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2001


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                             September 30,       December 31,
                                                                               2001                 2000
                                                                           -----------------------------------
ASSETS

Equipment held for operating lease, at cost                                $    74,008          $    74,849
Less accumulated depreciation                                                  (61,876)             (58,086)
                                                                           -----------------------------------
                                                                                12,132               16,763
Equipment held for sale                                                             --                1,309
                                                                           ---------------------------------
  Net equipment                                                                 12,132               18,072

Cash and cash equivalents                                                        5,723                1,799
Restricted cash                                                                    510                  445
Accounts receivable, net of allowance for doubtful
    accounts of $45 in 2001 and $34 in 2000                                      1,068                1,578
Investments in unconsolidated special-purpose entities                           7,112                8,189
Deferred charges, net of accumulated amortization of
    $30 in 2001 and $127 in 2000                                                    17                   30
Prepaid expenses and other assets                                                   28                   39
                                                                           -----------------------------------

      Total assets                                                         $    26,590          $    30,152
                                                                           ===================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                                      $       148          $       245
Due to affiliates                                                                  178                  259
Lessee deposits and reserve for repairs                                          3,138                2,728
Note payable                                                                        --                5,474
                                                                           -----------------------------------
    Total liabilities                                                            3,464                8,706
                                                                           -----------------------------------

Partners' capital:

Limited partners (9,065,911 limited partnership units as of
    September 30, 2001 and December 31, 2000)                                   23,126               21,446
General Partner                                                                     --                   --
                                                                           -----------------------------------
    Total partners' capital                                                     23,126               21,446
                                                                           -----------------------------------

      Total liabilities and partners' capital                              $    26,590          $    30,152
                                                                           ===================================










       See accompanying notes to unaudited condensed financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                         CONDENSED STATEMENTS OF INCOME
         (IN THOUSANDS OF DOLLARS, EXCEPT WEIGHTED-AVERAGE UNIT AMOUNTS)
                                   (UNAUDITED)

                                                     For the Three Months               For the Nine Months
                                                      Ended September 30,               Ended September 30,
                                                       2001          2000              2001            2000
                                                   -------------------------------------------------------------
REVENUES

Lease revenue                                      $  2,719       $  5,255          $   8,392       $  16,868
Interest and other income                                48             43                194             116
Net gain on disposition of equipment                     29          1,096              1,203           1,193
                                                   -------------------------------------------------------------
    Total revenues                                    2,796          6,394              9,789          18,177
                                                   -------------------------------------------------------------

EXPENSES

Depreciation and amortization                         1,454          2,108              4,678           6,183
Repairs and maintenance                                 201            352                638           1,420
Equipment operating expenses                            (20 )        1,249                304           3,935
Insurance expense                                        41            117                163             243
Management fees to affiliate                            120            258                373             826
Interest expense                                         --            280                141             820
General and administrative expenses
      to affiliates                                      64            225                354             646
Other general and administrative expenses               122            237                428             699
Provision for bad debts                                  16             33                 13              59
                                                   -------------------------------------------------------------
    Total expenses                                    1,998          4,859              7,092          14,831
                                                   -------------------------------------------------------------

Equity in net income (loss) of unconsolidated
      special-purpose entities                         (143 )           57                702             440
                                                   -------------------------------------------------------------

Net income                                         $    655       $  1,592          $   3,399       $   3,786
                                                   =============================================================

PARTNERS' SHARE OF NET INCOME:

Limited partners                                   $    655       $  1,473          $   3,280       $   3,428
General Partner                                          --            119                119             358
                                                   -------------------------------------------------------------

Total                                              $    655       $  1,592          $   3,399       $   3,786
                                                   =============================================================

Limited partners' net income per
    weighted-average limited partnership unit      $   0.07       $   0.17          $    0.36       $    0.38
                                                   =============================================================

Cash distribution                                  $     --       $  2,386          $   1,719       $   7,158
                                                   =============================================================

Cash distribution per weighted-average
    limited partnership unit                       $     --       $   0.25          $    0.18       $    0.75
                                                   =============================================================








       See accompanying notes to unaudited condensed financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                            ( A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          FOR THE PERIOD FROM DECEMBER 31, 1999 TO SEPTEMBER 30, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                            Limited              General
                                                            Partners             Partner               Total
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 1999               $   27,006            $    --             $   27,006

Net income                                                     3,517                477                  3,994

Purchase of limited partnership units                            (10)                --                    (10)

Cash distribution                                             (9,067)              (477)                (9,544)
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 2000                   21,446                 --                 21,446

Net income                                                     3,280                119                  3,399

Cash distribution                                             (1,600)              (119)                (1,719)
                                                          -------------------------------------------------------

  Partners' capital as of September 30, 2001              $   23,126            $    --             $   23,126
                                                          =======================================================































       See accompanying notes to unaudited condensed financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                                  2001          2000
                                                                              -----------------------------
 OPERATING ACTIVITIES

 Net income                                                                    $    3,399    $    3,786
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                    4,678         6,183
   Net gain on disposition of equipment                                            (1,203)       (1,193)
   Equity in net income from unconsolidated
       special-purpose entities                                                      (702)         (440)
   Changes in operating assets and liabilities, net:
     Restricted cash                                                                  (65)           21
     Accounts receivable, net                                                         502            93
     Prepaid expenses and other assets                                                 11            45
     Accounts payable and accrued expenses                                            (97)         (176)
     Due to affiliates                                                                (81)           12
     Lessee deposits and reserve for repairs                                          410            27
                                                                               ---------------------------
       Net cash provided by operating activities                                    6,852         8,358
                                                                               ---------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                       (4)       (2,679)
 Distributions from unconsolidated special-purpose entities                         1,779         1,296
 Payments of acquisition fees to affiliate                                           (101)           --
 Payments of lease negotiation fees to affiliate                                      (22)           --
 Proceeds from disposition of equipment                                             2,613         3,678
                                                                               ---------------------------
       Net cash provided by investing activities                                    4,265         2,295
                                                                               ---------------------------

 FINANCING ACTIVITIES

 Payments of note payable                                                          (5,474)       (6,055)
 Proceeds of short-term loan from affiliate                                            --         4,500
 Payments of short-term loan from affiliate                                            --        (4,500)
 Cash distributions paid to limited partners                                       (1,600)       (6,800)
 Cash distributions paid to General Partner                                          (119)         (358)
 Purchase of limited partnership units                                                 --           (10)
                                                                               ---------------------------
       Net cash used in financing activities                                       (7,193)      (13,223)
                                                                               ---------------------------

 Net increase (decrease) in cash and cash equivalents                               3,924        (2,570)
 Cash and cash equivalents at beginning of period                                   1,799         4,188
                                                                               ---------------------------
 Cash and cash equivalents at end of period                                    $    5,723    $    1,618
                                                                               ===========================

 Supplemental information
 Interest paid                                                                 $      224    $      876
                                                                               ===========================






       See accompanying notes to unaudited condensed financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the condensed financial position of PLM Equipment Growth Fund V (the Partnership) as of September 30, 2001 and December 31, 2000, the condensed statements of income for the three and nine months ended September 30, 2001 and 2000, the condensed statements of changes in partners' capital for the period from December 31, 1999 to September 30, 2001, and the condensed statements of cash flows for the nine months ended September 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

2. SCHEDULE OF PARTNERSHIP PHASES

As of September 30, 2001, pursuant to the equitable settlement related to the Koch and Romei actions (see Note 10 to the unaudited condensed financial statements), the Partnership phases have been amended. The amendment extends the period in which the Partnership will be able to reinvest its cash flow, surplus cash, and equipment sale proceeds in additional equipment until December 31, 2004. During that time, the General Partner may purchase additional equipment, consistent with the objectives of the Partnership. The Partnership will terminate on December 31, 2010, unless terminated earlier upon the sale of all equipment or by certain other events.

3. CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended September 30, 2001 and 2000, cash distributions totaled $-0-million and $2.4 million, respectively. For the nine months ended September 30, 2001 and 2000, cash distributions totaled $1.7 million and $7.2 million, respectively. None of the cash distributions to the limited partners during the nine months ended September 30, 2001, were deemed to be a return of capital. Cash distributions of $3.4 million to the limited partners for the nine months ended September 30, 2000, were deemed to be a return of capital.

During 2001, the General Partner made the decision to temporarily suspend cash distributions to the partners.

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of September 30, 2001, included $0.1 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 2000, included $0.2 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (continued)

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable to FSI and its affiliate as of September 30, 2001 and December 31, 2000.

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                     For the Three Months               For the Nine Months
                                                      Ended September 30,               Ended September 30,
                                                     2001            2000              2001            2000
                                                   -------------------------------------------------------------

Management fees                                    $     65       $     68          $     257       $     228
Data processing and administrative
   expenses                                              26             21                124              48

The Partnership paid FSI $0.1 million and $-0- for equipment acquisition and lease negotiation fees during the nine months ended September 30, 2001 and 2000, respectively.

5. EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                               September 30,       December 31,
                                                 2001                 2000
                                             -----------------------------------

Aircraft                                     $    55,171          $   55,071
Rail equipment                                    11,265              11,288
Marine containers                                  5,327               6,245
Trailers                                           2,245               2,245
                                             ------------         -----------
                                                  74,008              74,849
Less accumulated depreciation                    (61,876)            (58,086)
                                             ------------         -----------
                                                  12,132              16,763
Equipment held for sale                               --               1,309
                                             ------------         -----------
    Net equipment                            $    12,132          $   18,072
                                             ============         ===========

As of September 30, 2001, all owned equipment in the Partnership's portfolio was on lease except for 87 railcars with a net book value of $0.5 million. As of December 31, 2000, all owned equipment was on lease except for 6 railcars with a net book value of $26,000.

A marine vessel, subject to a pending contract for sale, was held for sale as of December 31, 2000 at the lower of the equipment's depreciated cost or fair value, less cost to sell.

During  the  nine  months  ended  September  30,  2001,  the  Partnership   paid
acquisition fees of $0.1 million to FSI for the hush-kit that was purchased for the Partnership's McDonnell Douglas DC-9 during 2000.

During the nine months ended September 30, 2001, the Partnership disposed of a marine vessel that was held for sale at December 31, 2000, marine containers, and a railcar with an aggregate net book value of $1.4 million for proceeds of $2.6 million. During the nine months ended September 30, 2000, the Partnership disposed of marine containers, trailers, and railcars with an aggregate net book value of $2.5 million, for $3.7 million.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                  September 30,       December 31,
                                                                                       2001                2000
                                                                                 ----------------------------------
       48% interest in an entity owning a product tanker                         $     4,346         $     4,961
       25% interest in a trust owning two commercial aircraft on direct
                finance lease                                                          2,033               2,245
       50% interest in an entity owning a product tanker                                 733                 983
                                                                                 ------------        ------------
         Net investments                                                         $     7,112         $     8,189
                                                                                 ============        ============

As of September 30, 2001 and December 31, 2000, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

7.   OPERATING SEGMENTS

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine               Marine
     For the three months ended            Aircraft   Vessel    Railcar   Container  Trailer
         September 30, 2001                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


     REVENUES
       Lease revenue                       $  2,145  $     --   $    448  $     32   $     94  $     --   $  2,719
       Interest income and other                  1        --         --        --         --        47         48
       Gain on disposition of equipment          --        --         --        29         --        --         29
                                           ------------------------------------------------------------------------
         Total revenues                       2,146        --        448        61         94        47      2,796

     COSTS AND EXPENSES
       Operations support                        40       (14)       126        --         55        15        222
       Depreciation and amortization          1,203        --        135        77         31         8      1,454
       Management fees to affiliate              82        --         31         3          4        --        120
       General and administrative expenses        2         1         19        --         19       145        186
       Provision for bad debts                   --        --         16        --         --        --         16
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,327       (13)       327        80        109       168      1,998
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs        71      (214)        --        --         --        --       (143)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    890  $   (201)  $    121  $    (19)  $    (15) $   (121)  $    655
                                           ========================================================================

     Total assets as of September 30, 2001 $ 12,061  $  5,110   $  2,476  $    530   $    645  $  5,768   $ 26,590
                                           ========================================================================


(1) Includes certain assets not identifiable to a particular segment, such as cash, prepaid expenses, and deferred charges. Also includes interest income and costs not identifiable to a particular segment, such as amortization, general and administrative, and operations support expenses.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   OPERATING SEGMENTS (continued)

                                                      Marine               Marine
     For the three months ended            Aircraft   Vessel    Railcar   Container  Trailer
         September 30, 2000                Leasing   Leasing    Leasing   Leasing    Leasing    Other(2)    Total
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
                                           ========================================================================


                                                      Marine               Marine
     For the nine months ended             Aircraft   Vessel    Railcar   Container  Trailer
         September 30, 2001                Leasing   Leasing    Leasing   Leasing    Leasing    Other(2)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


     REVENUES
       Lease revenue                       $  6,435  $     --   $  1,431  $    249   $    277  $     --   $  8,392
       Interest income and other                 34        --         --        --         --       160        194
       Gain (loss) on disposition of             --     1,116         (4)       91         --        --      1,203
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       6,469     1,116      1,427       340        277       160      9,789

     COSTS AND EXPENSES
       Operations support                        69       334        460        --        149        93      1,105
       Depreciation and amortization          3,887        --        418       246         95        32      4,678
       Interest expense                          --        --         --        --         --       141        141
       Management fees to affiliate             247        --         99        13         14        --        373
       General and administrative expenses       20        24         41        --         50       647        782
       Provision for (recovery of) bad           --        --         16        --         (3)       --         13
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             4,223       358      1,034       259        305       913      7,092
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs              219       483         --        --         --        --        702
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  2,465  $  1,241   $    393  $     81   $    (28) $   (753)  $  3,399
                                           ========================================================================

     Total assets as of September 30, 2001 $ 12,061  $  5,110   $  2,476  $    530   $    645  $  5,768   $ 26,590
                                           ========================================================================


(2) Includes certain assets not identifiable to a particular segment, such as cash, prepaid expenses, and deferred charges. Also includes interest income and costs not identifiable to a particular segment, such as, interest expense, certain amortization, general and administrative, and operations support expenses.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   OPERATING SEGMENTS (continued)

                                                      Marine               Marine
     For the nine months ended             Aircraft   Vessel    Railcar   Container  Trailer
         September 30, 2000                Leasing   Leasing    Leasing   Leasing    Leasing    Other(2)    Total
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
                                           ========================================================================

(2) Includes certain assets not identifiable to a particular segment, such as cash, prepaid expenses, and deferred charges. Also includes interest income and costs not identifiable to a particular segment, such as, interest expense, certain amortization, general and administrative, and operations support expenses.


8. DEBT

The Partnership made the regularly scheduled installment payment of $1.4 million and an additional required principal payment of $0.2 million from the proceeds of equipment sales during the nine months ended September 30, 2001. The Partnership also prepaid the remaining balance of $3.9 million to the lenders.

9. NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 2001 was 9,065,911. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 2000 was 9,065,911 and 9,066,552, respectively.

10. CONTINGENCIES

PLM International Inc., (the Company) and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII), collectively (the Funds), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the General Partner.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. CONTINGENCIES (continued)

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001 the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving both settlements. No appeal has been filed and the time for filing an appeal has expired. Therefore, monetary class members who submitted claims will be paid their settlement amount out of the monetary fund by the third-party claims administrator once the final settlement amounts are calculated pursuant to the formula set forth in the settlement agreement and court order. Similarly the equitable settlement will be implemented promptly. For those equitable class members who submitted timely requests for the repurchase of their limited partnership units, the respective partnerships will repurchase such units by December 31, 2001.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

















                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND V'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2001, compared to the same period of 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                  For the Three Months
                                                  Ended September 30,
                                                 2001             2000
                                               ---------------------------
Aircraft                                       $ 2,105          $ 1,975
Railcars                                           322              445
Trailers                                            39              368
Marine containers                                   32              110
Marine vessels                                      14              649

Aircraft: Aircraft lease revenues and direct expenses were $2.1 million and $40,000, respectively, for the three months ended September 30, 2001, compared to $1.9 million and ($40,000), respectively, during the same period of 2000. The increase in aircraft lease revenues of $0.2 million was due to one aircraft being on-lease for the three months ended September 30, 2001 that was off-lease for two months during the same period of 2000. Direct expenses increased $0.1 million during the third quarter of 2001 due to the receipt of $0.1 million from a lessee during the same period of 2000 to pay the Partnership for certain repairs. A similar event did not occur in 2001.

Railcars: Railcar lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the three months ended September 30, 2001, compared to $0.6 million and $0.1 million, respectively, during the same period of 2000. The decrease in railcar lease revenues of $0.2 million was due to an increase in the number of off-lease railcars during the three months ended September 30, 2001, compared to the same period of 2000.

Marine containers: Marine container lease revenues and direct expenses were $32,000 and $-0-, respectively, for the three months ended September 30, 2001, compared to $0.1 million and $2,000, respectively, during the same period of 2000. The decrease in marine container contribution was due to the disposal of marine containers during 2001 and 2000.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2001, compared to $0.6 million and $0.3 million, respectively, during the same period of 2000. The decrease in trailer contribution was due to the sale of 76% of the Partnership`s trailers during 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $-0- and $(14,000), respectively, for the three months ended September 30, 2001, compared to $2.0 million and $1.4 million, respectively, during the same period of 2000. The decrease in marine vessel contribution was caused by the sale of all the Partnership's wholly-owned marine vessels during 2001 and 2000.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.8 million for the three months ended September 30, 2001 decreased from $3.1 million for the same period in 2000. Significant variances are explained as follows:

     (i) Depreciation and amortization expenses decreased $0.7 million during the three months ended September 30, 2001 compared to the same period of 2000. A decrease of $0.4 million was caused by the sale of two of the Partnership's wholly-owned marine vessels during 2001 and 2000 and a decrease of $0.1 million resulted from the sale of 76% of the Partnership`s trailers during 2000. Additionally, a decrease of $0.1 million was caused by the double-declining balance method of depreciation that results in greater depreciation during the first years an asset is owned.

     (ii) A $0.3 million decrease in interest expense from 2000 levels was due to the payoff of all of the Partnership's outstanding debt during the second quarter of 2001.

     (iii) General and administrative expenses decreased $0.3 million during the three months ended September 30, 2001. The decrease was due to lower costs of $0.1 million resulting from the sale of 76% of the Partnership's trailers during 2000 and lower professional services of $0.1 million compared to the same period of 2000.

     (iv) A $0.1 million decrease in management fees was due to lower lease revenues earned during the third quarter of 2001 compared to the same period of 2000.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the third quarter of 2001 totaled $29,000, and resulted from the sale of marine containers with a net book value of $24,000, for $0.1 million. The net gain on the disposition of equipment for the third quarter of 2000 totaled $1.1 million, which resulted from the sale of marine containers, trailers, and a railcar with an aggregate net book value of $2.2 million, for $3.3 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                                           For the Three Months
                                                                           Ended September 30,
                                                                          2001             2000
                                                                        ---------------------------
Aircraft                                                                $    71          $    82
Marine vessels                                                             (214)             (25)
                                                                        ---------------------------
    Equity in net income (loss) of USPEs                                $  (143)         $    57
                                                                        ===========================

Aircraft: As of September 30, 2001 and 2000, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the three months ended September 30, 2001, revenues of $0.1 million were offset by amortization expense, direct expenses, and administrative expenses of $11,000. During the three months ended September 30, 2000, revenues of $0.1 million were offset by amortization expense, direct expenses, and administrative expenses of $12,000.

Marine vessels: As of September 30, 2001 and 2000, the Partnership owned interests in two entities owning a total of two marine vessels. During the third quarter of 2001, lease revenues of $1.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.5 million. During the same period of 2000, lease revenues of $1.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.3 million.

During the three months ended September 30, 2001, depreciation expense, direct expenses, and administrative expenses increased $0.2 million. During the third quarter of 2001, direct expenses increased $0.1 million due to higher operating costs and repairs and maintenance increased $0.1 million due to higher repair costs compared to the same period of 2000.

(E) Net Income

As a result of the foregoing, the Partnership's net income for the three months ended September 30, 2001 was $0.7 million, compared to net income of $1.6 million during the same period in 2000. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 2001 is not necessarily indicative of future periods.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 2001, compared to the same period of 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                          2001             2000
                                                                        ---------------------------
Aircraft                                                                $ 6,366          $ 5,754
Railcars                                                                    971            1,384
Marine containers                                                           249              301
Trailers                                                                    128            1,160
Marine vessels                                                             (334)           2,699

Aircraft: Aircraft lease revenues and direct expenses were $6.4 million and $0.1 million, respectively, for the nine months ended September 30, 2001, compared to $6.0 million and $0.2 million, respectively, during the same period of 2000. The increase in aircraft lease revenues of $0.5 million was due to one aircraft being on-lease for the nine months ended September 30, 2001 that was off-lease for four months during the same period of 2000. Direct expenses decreased $0.1 million during the first nine months of 2001 due to repairs to one of the Partnership's aircraft during the nine months ended September 30, 2000 that wasn't required during the same period 2001.

Railcars: Railcar lease revenues and direct expenses were $1.4 million and $0.5 million, respectively, for the nine months ended September 30, 2001, compared to $1.8 million and $0.4 million, respectively, during the same period of 2000. The decrease in railcar lease revenues of $0.3 million was due to the increase in the number of off-lease railcars during the nine months ended September 30, 2001, compared to the same period of 2000. The increase of $0.1 million in direct expenses was due to higher repair costs during the nine months ended September 30, 2001 compared to the same period of 2000.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $-0-, respectively, for the nine months ended September 30, 2001, compared to $0.3 million and $5,000, respectively, during the same period of 2000. The decrease in marine container contribution was due to the disposal of marine containers during 2001 and 2000.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the nine months ended September 30, 2001, compared to $1.8 million and $0.7 million, respectively, during the same period of 2000. The decrease in trailer contribution was due to the sale of 76% of the Partnership`s trailers during 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $-0- and $0.3 million, respectively, for the nine months ended September 30, 2001, compared to $7.0 million and $4.3 million, respectively, during the same period of 2000. The decrease in marine vessel contribution was caused by the sale of all the Partnership's wholly-owned marine vessels during 2001 and 2000.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $6.0 million for the nine months ended September 30, 2001 decreased from $9.2 million for the same period in 2000. Significant variances are explained as follows:

     (i) Depreciation and amortization expenses decreased $1.5 million during the nine months ended September 30, 2001 compared to the same period of 2000. A decrease of $1.1 million was caused by the sale of two of the Partnership's wholly-owned marine vessels during 2001 and 2000 and a decrease of $0.3 million resulted from the sale of 76% of the Partnership`s trailers during 2000. Additionally, a decrease of $0.1 million was caused by the double-declining balance method of depreciation that results in greater depreciation during the first years an asset is owned.

     (ii) A $0.7 million decrease in interest expense was due to a lower average outstanding debt balance during the nine months ended September 30, 2001 compared to the same period of 2000.

     (iii) A $0.6 million decrease in general and administrative expenses during the nine months ended September 30, 2001 was due to a decrease of $0.4 million in costs resulting from the sale of 76% of the Partnership's trailers, a decrease of $0.1 million due to lower professional services, and $0.1 million in lower inspection costs on equipment. These decreases were offset in part, by an increase of $0.1 million resulting from allocations by the General Partner due to severance costs related to staff reductions during the nine months ended September 30, 2001.

     (iv) A $0.5 million decrease in management fees was due to lower lease revenues earned during the nine months ended September 30, 2001 compared to the same period of 2000.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the nine months ending September 30, 2001 totaled $1.2 million, which resulted from the sale of a marine vessel, marine containers, and a railcar with a net book value of $1.4 million, for $2.6 million. The net gain on the disposition of equipment for the nine months ended September 30, 2000 totaled $1.2 million, which resulted from the sale of marine containers, railcars, and trailers with a net book value of $2.5 million, for $3.7 million.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entities

Net income generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                           For the Nine Months
                                                           Ended September 30,
                                                          2001             2000
                                                        ---------------------------
Marine vessels                                          $   483          $   136
Aircraft                                                    219              304
                                                        ---------------------------
    Equity in net income of USPEs                       $   702          $   440
                                                        ===========================

Marine vessels: As of September 30, 2001 and 2000, the Partnership owned interests in two entities owning a total of two marine vessels. During the nine months ending September 30, 2001, lease revenues of $5.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.6 million. During the same period of 2000, lease revenues of $4.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.4 million.

Lease revenues increased $0.6 million during the nine months ended September 30, 2001 compared to the same period of 2000. The increase in lease revenues was due to the following:

     (i) One marine vessel that was on voyage charter during the nine months ending September 30, 2001, was on voyage charter and fixed rate lease during the same period of 2000. During 2001, this marine vessel earned $2.0 million in higher lease revenues due to higher lease rates earned while on voyage charter compared to the same period of 2000.

     (ii) This increase was partially offset by the other marine vessel earning lower lease revenues of $1.4 million compared to the same period of 2000. During the nine months ended September 30, 2001, lease revenues for this marine vessel decreased $0.5 million resulting from being off-lease for approximately two months while completing its dry docking and decreased $0.6 million due to being off-lease for an additional two months. Lease revenues for this marine vessel then decreased $0.2 million due to being on a fixed rate lease for over one month before returning to voyage charter. During the same period of 2000, this marine vessel was on voyage charter the entire nine months.

Depreciation expense, direct expenses, and administrative expenses increased $0.2 million during the nine months ended September 30, 2001 compared to the same period of 2000. An increase of $0.3 million was caused by higher repairs and maintenance during 2001 compared to the same period of 2000. This increase was partially offset by a decrease in depreciation expense of $0.1 million caused by the double-declining balance method of depreciation that results in greater depreciation during the first years an asset is owned.

Aircraft: As of September 30, 2001 and 2000, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the nine months ended September 30, 2001, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $33,000. During the nine months ended September 30, 2000, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $(13,000).

During the nine months ended September 30, 2001, the contribution from this trust decreased $0.1 million. Revenues decreased $38,000 due to a lower outstanding principal balance on the finance lease compared to the same period of 2000.

Direct expenses increased $46,000 due to the recovery of accounts receivable in 2000 that had previously been reserved as a bad debt. A similar recovery did not occur in 2001.

(E) Net Income

As a result of the foregoing, the Partnership's net income for the nine months ended September 30, 2001 was $3.4 million, compared to net income of $3.8 million during the same period in 2000. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 2001 is not necessarily indicative of future periods. In the nine months ended September 30, 2001, the Partnership distributed $1.6 million to the limited partners, or $0.18 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 2001, the Partnership generated $8.6 million in operating cash (net cash provided by operations plus non-liquidating distributions from USPEs) to meet its operating obligations and pay cash distributions (total for the nine months ended September 30, 2001 of $1.7 million) to the partners.

During the nine months ended September 30, 2001, the Partnership sold owned equipment and received aggregate proceeds of $2.6 million.

Restricted cash increased $0.1 million during the nine months ended September 30, 2001 due to the receipt of an additional security deposit from a lessee.

Accounts receivable decreased $0.5 million during the nine months ended September 30, 2001, primarily due to the collection of lease receivables of $0.6 million from the lessee of a sold marine vessel that was outstanding on December 31, 2000. .

Investments in USPEs decreased $1.1 million due to cash distributions of $1.8 million to the Partnership from the USPEs offset, in part, by $0.7 million of income that was recorded by the Partnership's from the USPEs during the nine months ended September 30, 2001.

Accounts payable decreased $0.1 million during the nine months ended September 30, 2001 due to the timing of payments to vendors.

Lessee deposits and reserve for repairs increased $0.4 million during the nine months ended September 30, 2001 due to increases in engine reserves of $0.3 million and lessee's security deposits of $0.1 million.

During the nine months ended September 30, 2001, the Partnership made the regularly scheduled installment payment of $1.4 million and an additional required principal payment of $0.2 million from the proceeds of equipment sales. The Partnership also prepaid the remaining balance of $3.9 million to the lenders.

The lessee of three Boeing 737-200 commercial aircraft has notified the General Partner of their intention to return these aircraft. The lessee has not remitted the September and October 2001 lease payments due to the Partnership. The Partnership has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to the lessee. The lease, with an expiration date of October 2002, has certain return condition requirements for each of the remaining aircraft. As of November 9, 2001, the General Partner does not know the condition of the aircraft.

As a result of the settlement in the Koch and Romei actions (see Note 10 to the unaudited condensed financial statements), the Partnership will purchase up to 10% of the Partnership's limited partnership units for 80% of the net asset value per unit during the fourth quarter of 2001. The General Partner, on behalf of the Partners, expects to purchase 616,916 limited partnership units for $2.6 million. The cash for this purchase will come from available cash at September 30, 2001.

(III) OUTLOOK FOR THE FUTURE

Pursuant to the equitable  settlement related to the Koch and Romei actions (see
Note 10 to the unaudited condensed financial statements), as of September 30, 2001, the Partnership phases have been amended. The amendment extends the period in which the Partnership will be able to reinvest its cash flow, surplus cash, and equipment sale proceeds in additional equipment until December 31, 2004. During that time, the General Partner may purchase additional equipment, consistent with the objectives of the Partnership.

The primary objective of the Partnership, through the end of the reinvestment phase, is to maximize the long-term return on the partner's investment. The
General Partner believes this can be achieved through making additional investments with cash flow generated from operations in equipment that can be readily leased or has the possibility for appreciation in value.

Until completion of the Koch and Romei matters related to the purchase of Partnership units (see note 10 to the unaudited condensed financial statements), the Partnership will not make cash distributions to the partners.

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

2. Railcar loadings in North America for the first nine months of 2001 were below those of 2000. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

3. The tragic events of September 11, 2001 have significantly impacted the commercial airline industry and consequently the demand for commercial aircraft. The General Partner expects the Partnership to be affected as a result of the excess supply of off-lease aircraft now available in the market, as well as the weakened financial strength of the Partnership's aircraft lessees. No direct damage occurred to any of the Partnership's aircraft as a result of these events and the General Partner is currently unable to determine the long-term effects, if any, these events may have on the Partnership's aircraft. As of September 30, 2001, substantially all of the Partnership's lease receivables remain current for owned aircraft and the Partnership's interest in a trust that owns commercial aircraft.

4. Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's marine vessels began to increase during the later half of 2000 and would be expected to stabilize over the next one to two years, in the absence of new additional orders

The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment.

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

The Partnership intends to use excess cash flow, if any, after payment of operating expenses, principal and interest on debt, redemption of Partnership units, and cash distributions to the partners, to acquire additional equipment through the end of the reinvestment phase on December 31, 2004. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposures are that of currency risk. During the nine months ended September 30, 2001, 85% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  None.

           (b)    Reports on Form 8-K

                  Report dated September 5, 2001 announcing the engagement of Deloitte & Touche LLP as the Partnership's auditors and the dismissal of KPMG, LLP.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PLM EQUIPMENT GROWTH FUND V

                                      By:      PLM Financial Services, Inc.
                                               General Partner



Date:   November 12, 2001             By:      /s/ Stephen M. Bess
                                               ---------------------------------
                                               Stephen M. Bess
                                               President and
                                               Current Chief Accounting Officer