Form 10-K
period 2001-12-31
PLM EQUIPMENT GROWTH FUND V
filed 2002-03-28
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                    FORM 10-K



     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.

     [x]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from     to

                         Commission file number 01-19203
                             -----------------------



                           PLM EQUIPMENT GROWTH FUND V
             (Exact name of registrant as specified in its charter)


              California                                  94-3104548
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

         120 Montgomery Street
     Suite 1350, San Francisco, CA                           94104
         (Address of principal                            (Zip code)
          executive offices)


        Registrant's telephone number, including area code (415) 445-3201
                             -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Aggregate market value of voting stock:  N/A
                                         ---

An index of exhibits filed with this Form 10-K is located on page 24.

Total number of pages in this report:  72.

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

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continued ownership of a particular asset. Proceeds from these sales, together with excess net operating cash flows from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs) are used to repay the Partnership's outstanding indebtedness and for distributions to the partners; and

     (4) to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The offering of units of the Partnership closed on December 23, 1991. As of December 31, 2001, there were 8,533,465 units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

As a result of the amendment to the Partnership's Limited Partnership Agreement made pursuant to a court approved class action settlement, the Partnership may reinvest its cash flow, surplus cash, and equipment sale proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2010.

Table 1, below, lists the equipment and the original cost of equipment in the Partnership's portfolio and the Partnership's proportional share of equipment owned by unconsolidated special-purpose entities as of December 31, 2001 (in thousands of dollars):

                                     TABLE 1

 Units          Type                                                     Manufacturer                 Cost
---------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

       3  737-200 Stage II commercial aircraft                     Boeing                          $  16,049
       2  737-200A Stage III commercial aircraft                   Boeing                             12,920
       1  DC-9-32 Stage III commercial aircraft                    McDonnell Douglas                  12,827
       2  DHC-8-102 commuter aircraft                              DeHavilland                         7,628
       1  DHC-8-300 commuter aircraft                              DeHavilland                         5,748
     153  Pressurized tank railcars                                ACF/RTC                             4,080
     109  Non-pressurized tank railcars                            GATX                                3,170
     118  Covered hopper railcars                                  Various                             2,796
      43  Mill gondola railcars                                    Bethlehem Steel                     1,219
     396  Various marine containers                                Various                             3,648
      74  Refrigerated marine containers                           Various                             1,411
     145  Piggyback refrigerated trailers                          Oshkosh                             2,215
                                                                                                   ----------
              Total owned equipment held for operating leases                                      $  73,711 (1)
                                                                                                   ==========

Equipment owned by unconsolidated special-purpose entities:

    0.48  Product tanker                                           Boelwerf-Temse                  $   9,492 (2)
    0.50  Product tanker                                           Kaldnes M/V                         8,249 (2)
    0.25  Equipment on direct finance lease:
            Two DC-9 Stage III commercial aircraft                 McDonnell Douglas                   3,005 (3)
                                                                                                   ----------
          Total investments in unconsolidated special-purpose entities                             $  20,746 (1)
                                                                                                   ==========


(1). Includes equipment and investments purchased with the proceeds from capital contributions,  undistributed  cash flow from  operations,  and Partnership
     borrowings.   Includes  costs  capitalized,   subsequent  to  the  date  of
     acquisition,  and  equipment  acquisition  fees paid to PLM  Transportation
     Equipment  Corporation  (TEC),  a wholly  owned  subsidiary  of FSI, or PLM
     Worldwide  Management  Services  (WMS),  a wholly owned  subsidiary  of PLM
     International.  All equipment  was used  equipment at the time of purchase, except 150 piggyback refrigerated trailers.

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

The lessees of the equipment include but are not limited to: Aero California Airline, Air Canada, Coastal Chemical, Inc., Husky Energy Marketing, Inc., and Potash Corp., Trans Ocean LTD, and Varig Aerea Rio-Grandense.

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

(D) Demand

The Partnership currently operates in the following operating segments: aircraft leasing, railcar leasing, marine container leasing, product tanker leasing, and intermodal trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The Partnership's equipment and investments are primarily used to transport materials and commodities, except for aircraft leased to passenger air carriers.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1) Aircraft

(a) Commercial Aircraft

Prior to September 11, 2001, Boeing and Airbus Industries predicted that the rate of growth in the demand for air transportation services would be relatively robust for the next 20 years. Boeing's prediction was that the demand for passenger services would grow at an average rate of about 5% per year and the demand for cargo traffic would grow at about 6% per year during such period.
Airbus' numbers were largely the same at 5% and 6%, respectively. Neither manufacturer has released new long-term predictions; however, both have confirmed lower production rates as well as substantial reductions in their work forces. Both manufacturers experienced significant reductions in the numbers of new orders for the year 2001 (through the end of November), with Boeing reporting 294 (as compared to 611 the previous year) and Airbus reporting 352 (as compared to 520 for the previous year).

Current Market: It is to be noted that even prior to the events on September 11, 2001 the worldwide airline industry experienced negative traffic growth, which in itself is unprecedented in peace time (it also happened during and after the Gulf War). The tragic events of September 11, 2001 have resulted in an unprecedented market situation for used commercial aircraft. The major carriers in the United States (US) have grounded (or are in the process of grounding) approximately 20% of their fleets, causing the imbalance between supply and demand for aircraft seats to be exacerbated. In short, the market for used commercial aircraft is more negatively impacted than ever and is in un-chartered territory. The Partnership's portfolio of aircraft has been severely impacted.

The Partnership owns 100% of six commercial aircraft of which all are currently on lease. The lease for these aircraft expires on October 30, 2002. The lessee of these aircraft is four months in arrears with its lease payments and has notified the General Partner that it wants to return the aircraft. The market for Boeing 737-200 aircraft is very soft and the credit quality of the airlines interested in this type of aircraft is, generally speaking, poor. The Partnership also owns 25% of two commercial aircraft that are on a direct finance lease. This lease has been renegotiated and the resulting incoming cash flow will be severely reduced.

(b) Commuter Aircraft

Regional jets continue to be well received in the commuter market and as a result the demand for turboprops continues to diminish. Post September 11, 2001, the market for turboprops has been largely unaffected, as the market was already soft and the availability of turboprops was already at high levels. The market is beginning to show some positive sentiment as the majority of North American operators are seeking to retain most their turboprops as the smaller capacity and lower operating costs are proving advantageous since passenger numbers have fallen. However, most old vintage turboprops are being returned due to their higher maintenance costs and higher downtime ratios.

The Partnership leases three commuter turboprops containing 37 to 50 seats each (two DHC8-100 aircraft and one DHC8-300 aircraft.) The Partnership's aircraft possess unique performance capabilities, compared to most other turboprops, which allow them to readily operate at maximum payloads from unimproved surfaces, hot-and-high runways and short runways. These aircraft operate in North America, which continues to be a healthy growth market for commuter aircraft.

The Partnership's turboprops remained on lease throughout 2001 and their lease rates were unaffected by market conditions. The current operator will return the two DHC8-100 aircraft, in accordance with the lease, at the end of February, 2002 and no replacement lessee has yet been identified. The Partnership's one DHC-300 aircraft will remain on lease through 2004.

(2) Product Tankers

The Partnership has investments in two product tankers, one built in 1975 and the other in 1985, which operate in international markets carrying a variety of commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The General Partner operates the Partnership's product tankers in the spot chartering markets, carrying mostly fuel oil and similar petroleum distillates, an approach that provides the flexibility to adapt to changes in market conditions.

The market for product tankers improved throughout most of 2001, with dramatic improvements experienced in the first and second quarters. The market has recently softened and the Partnership's older vessel, because of it's advanced age, which affects the vessel's ability to operate in all markets, has seen not only lower rates but also periods of idle time. The Partnership's newer product tanker, built in 1985, has continued to operate with very little idle time between charters, but at lower rates than experienced earlier in the year.

(3) Railcars

(a) Pressurized Tank Railcars

Pressurized tank cars are used to transport liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The US markets for natural gas are industrial applications, residential use, electrical generation, commercial applications, and transportation. Natural gas consumption is expected to grow over the next few years as most new electricity generation capacity planned for is expected to be natural gas fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 5% compared to 2000. Even with this decrease in industry-wide demand, the utilization of this type of railcar within the Partnership continued to be in the 98% range through 2001.

(b) General Purpose (Nonpressurized) Tank Railcars

These railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for these types of commodities is closely tied to both the US and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 2001 carloadings of the commodity group that includes chemicals and petroleum products fell over 5% from 2000 levels. Utilization of the Partnership's nonpressurized tank cars decreased from 90% at the beginning of 2001 to 85% at year-end.

(c) Covered Hopper (Grain) Railcars

Demand for covered hopper railcars, which are specifically designed to service the grain industry, continued to experience weakness during 2001; carloadings were down 2% when compared to 2000 volumes. The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feedlots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the US, due to higher population growth, a rapid pace of industrialization, and rising disposable income. Utilization of the Partnership's covered hopper railcars decreased from 100% at the beginning of 2001 to 96% at year-end.

(d) Mill Gondola Railcars

Mill gondola railcars are typically used to transport scrap steel for recycling from steel processors to small steel mills called mini-mills. Demand for steel is cyclical and moves in tandem with the growth or contraction of the overall economy. Within the US, carloadings for the commodity group that includes scrap steel decreased over 12% in 2001, when compared to 2000 volumes. Utilization of the Partnership's Mill gondola railcars decreased from 100% at the beginning of 2001 to 2% at year-end.

(4) Marine Containers

The Partnership's fleet of both standard dry and specialized containers is in excess of 12 years of age, and is generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales, although highly dependent upon the specific location and type of container, has softened somewhat in the last year primarily due to the worldwide recession. In addition to this overall softness in residual values, the Partnership has continued to experience reduced residual values on the sale of refrigerated containers, due primarily to technological obsolescence associated with this equipment's refrigeration machinery.

(5) Intermodal (Piggyback) Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past five years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower freight rates on domestic containers compared to trailer rates. During 2001, demand for intermodal trailers was much more volatile than historic norms. Unusually low demand occurred over the second half of the year due to a rapidly slowing economy and low rail freight rates for competing 53-foot domestic containers. Due to the decline in demand, which occurred over the latter half of 2001, shipments for the year, within the intermodal trailer market, declined approximately 10%, compared to the prior year. Average utilization of the entire US intermodal fleet rose from 73% in 1998 to 77% in 1999, and then declined to 75% in 2000 and further declined to a record low of 63% in 2001.

The General Partner continued its aggressive marketing program in a bid to attract new customers for the Partnership's intermodal trailers during 2001. Even with these efforts, average utilization of the Partnership's intermodal trailers for the year 2001 dropped 8% to approximately 73%, still 10% above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Overall, intermodal trailer shipments are forecast to decline by 10% to 15% in 2002, compared to 2001, due to the anticipated continued weakness of the overall economy. As such, the nationwide supply of intermodal trailers is expected to have approximately 25,000 units in surplus for 2002. For the Partnership's intermodal fleet, the General Partner will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals. Significant efforts will continue to be undertaken to reduce maintenance costs and cartage costs.

(E) Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in governmental regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include:

     (1) the US Oil Pollution Act of 1990, which established liability for operators and owners of marine vessels that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the US Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under US Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements. These Stage II aircraft are scheduled to be sold or re-leased in countries that do not require this regulation;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo; and

     (4) the US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 146 jacketed tank railcars and 116 non-jacketed tank railcars that will need re-qualification. To date, a total of 17 tank railcars have been inspected with no significant defects.

As of December 31, 2001, the Partnership was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interests in entities that own equipment for leasing purposes. As of December 31, 2001, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs) as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $184.3 million through the first quarter of 1992, proceeds from the debt financing of $38.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at 120 Montgomery Street, Suite 1350, San Francisco, California 94104. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3. LEGAL PROCEEDINGS

Two class action lawsuits which were filed against PLM International and various of its wholly owned subsidiaries in January 1997 in the United States District Court for the Southern District of Alabama, Southern Division (the court), Civil Action No. 97-0177-BH-C (the Koch action), and June 1997 in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action), were fully resolved during the fourth quarter of 2001.

The named plaintiffs were individuals who invested in PLM Equipment Growth Fund IV (Fund IV), the Partnership (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII and collectively, the
Funds), each a California limited partnership for which PLMI's wholly owned subsidiary, FSI, acts as the General Partner. The complaints asserted causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, conspiracy, unfair and deceptive practices and violations of state securities law. Plaintiffs alleged that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs asserted liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs sought unspecified compensatory damages, as well as punitive damages.

In February 1999, the parties to the Koch and Romei actions agreed to monetary and equitable settlements of the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The court preliminarily approved the settlement in August 2000, and information regarding the settlement was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001, the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving the settlements. No appeal has been filed and the time for filing an appeal has expired.

The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million, consisting of $0.3 million deposited by PLMI and the remainder funded by an insurance policy. The final settlement amount of $4.9 million (of which PLMI's share was approximately $0.3 million) was accrued in 1999, paid out in the fourth quarter of 2001 and was determined based upon the number of claims filed by class members, the amount of attorneys' fees awarded by the court to plaintiffs' attorneys, and the amount of the administrative costs incurred in connection with the settlement.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, except for Fund IV; (b) the extension (until December 31,
2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, except for Fund IV; (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; except for Fund IV; (d) a one-time purchase by each of Funds V, VI, and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit as of September 30, 2000; and (e) the deferral of a portion of the management fees paid, except for Fund IV, to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. Following a vote of limited partners resulting in less than 50% of the limited partners of each of Funds V, VI, and VII voting against such amendments and after final approval of the settlement, each of the Funds' limited partnership agreement was amended to reflect these changes. During the fourth quarter of 2001, the respective Funds purchased limited partnership units from those equitable class members who submitted timely requests for purchase. Fund V agreed to purchase 594,820 of its limited partnership units at a total cost of $2.5 million.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2001.
















                      (This space intentionally left blank)

                                     PART II


ITEM 5.    MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2001, there were 8,922 limited partners holding units in the Partnership.

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of limited partnership units. Presently, there is no public market for the limited partnership units and none is likely to develop.

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of limited Partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a US citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

As a result of the equitable settlement related to the Koch and Romei actions (see Note 10 to the audited financial statements), a one-time purchase by the Partnership of up to 10% of the outstanding limited Partnership units for 80% of net asset value per unit has been approved. During the fourth quarter 2001, the General Partner, on behalf of the Partnership, agreed to purchase 594,820 limited partnership units for $2.5 million. The cash for this purchase came from available cash.










                      (This space intentionally left blank)

ITEM 6. SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the Years Ended December 31,
         (In thousands of dollars, except weighted-average unit amounts)

                                                2001          2000            1999            1996            1997
                                              -------------------------------------------------------------------------

Operating results:
  Total revenues                            $    12,517    $   22,473      $   20,768     $    24,047     $   41,123
  Net gain on disposition
    of equipment                                  1,246         1,351             253             732         10,990
  Loss on revaluation of equipment                   --            --           2,899              --             --
  Equity in net income (loss) of uncon-
    solidated special-purpose entities              186           406           2,108             294           (264)
  Net income                                      3,268         3,994           1,302           2,370          7,921

At year-end:
  Total assets                              $    24,243    $   30,152      $   46,083     $    61,376     $   82,681
  Note payable                                       --         5,474          15,484          23,588         32,000
  Total liabilities                               3,753         8,706          19,077          26,970         35,958

Cash distribution                           $     1,720    $    9,544      $    8,617     $    12,008     $   15,346

Cash distribution representing
    a return of capital to the limited
    partners                                $        --    $    5,550      $    7,315     $     9,638     $    7,425

Per weighted-average limited partnership unit:

  Net income                                $      0.35(1) $     0.39(1)   $     0.09(1)  $      0.20(1)  $     0.79 (1)

  Cash distribution                         $      0.18    $     1.00      $     0.90     $      1.26     $     1.60

  Cash distribution representing
    a return of capital                     $        --    $     0.61      $     0.81     $      1.06     $     0.81


(1) After an increase of income necessary to cause the General Partner's capital account to equal zero of $44,000 ($0.00 per weighted-average limited partnership unit) in 2001 and after reduction of income necessary to cause the General Partner's capital account to equal zero of $0.3 million ($0.03 per weighted-average limited partnership unit) in 2000, $0.4 million ($0.05 per weighted-average limited partnership unit) in 1999, $0.5 million ($0.05 per weighted-average limited partnership unit) in 1998, and $0.4 million ($0.04 per weighted-average limited partnership unit) in 1997.



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

(B) Results of Operations - Factors Affecting Performance

(1) Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2001 for its trailer, marine vessels, railcar, aircraft, and marine container portfolios.

     (a) Trailers: The Partnership's trailer portfolio operates with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity.

     (b) Marine vessels: The Partnership's investment in entities owning marine vessels operated in the short-term leasing market. As a result of this, the
Partnership's partially owned marine vessels were remarketed during 2001 exposing it to re-leasing and repricing risk.

     (c) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of weakness and this has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

     (d) Aircraft: The Partnership's investment in a trust owning two aircraft on a direct finance lease was renegotiated in 2001 at a much lower rate.

     (e) Marine containers: All of the Partnership's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. Market conditions were relatively constant during 2001.

(2) Equipment Liquidations

Liquidation of Partnership owned equipment and of investments in unconsolidated special-purpose entities (USPEs) represents a reduction in the size of the equipment portfolio and may result in reductions of contributions to the Partnership. During the year, the Partnership disposed of owned equipment that included a marine vessel, marine containers, trailers, and a railcar for total proceeds of $2.7 million.

(3) Nonperforming Lessees

Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees.

During 2001, a Brazilian lessee of three Stage II Boeing 737-200 commercial aircraft, notified the General Partner of its intention to return these aircraft. The lessee has not remitted four lease payments due to the Partnership. The Partnership has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to the lessee. The lease, with an expiration date of October 2002, has certain return condition requirements for each of the remaining aircraft. The General Partner has recorded an allowance for bad debts for the amount of receivables due less the security deposit.

(4) Reinvestment Risk

Reinvestment risk occurs when the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of the Partnership; equipment is disposed of for less than threshold amounts; proceeds from the dispositions, or surplus cash available for reinvestment cannot be reinvested at the threshold lease rates; or proceeds from sales or surplus cash available for reinvestment cannot be deployed in a timely manner.

Pursuant to the equitable  settlement related to the Koch and Romei actions (see
Note 10 to the audited financial statements), the Partnership intends to increase its equipment portfolio by investing surplus cash in additional equipment, after fulfilling operating requirements until December 31, 2004. Additionally, the Partnership paid PLM Financial Services, Inc. (FSI or the General Partner) $0.1 million in acquisition and lease negotiation fees related to equipment purchased during 1999.

Other non-operating funds for reinvestment are generated from the sale of equipment prior to the Partnership's planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of while it was subject to lease agreements, or from the exercise of purchase options in certain lease agreements. Equipment sales generally result from evaluations by the General Partner that continued ownership of certain equipment is either inadequate to meet Partnership performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

(5) Equipment Valuation

In accordance with Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.
121), the General Partner reviews the carrying values of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. During 2001, a USPE trust owning two Stage III commercial aircraft on a direct finance lease reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of this writedown, which is included in equity in net income
(loss) of the USPE in the accompanying statement of income, was $1.0 million. Reductions of $2.9 million to the carrying value of owned marine vessels were required during 1999. No reductions were required to the carrying value of the owned equipment during 2001 and 2000 or partially owned equipment in 2000 and 1999.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Partnership will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Partnership's earnings or financial position.

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

For the year ended December 31, 2001, the Partnership generated $11.4 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations, make principal debt payments, purchase limited Partnership units for $2.3 million, and pay distributions of $1.7 million to the partners.

Pursuant to the equitable  settlement related to the Koch and Romei actions (see
Note 10 to the audited financial statements), during 2001 the Partnership paid FSI $0.1 million in acquisition and lease negotiation fees related to equipment purchased during 1999.

During 2001, the Partnership disposed of owned equipment for aggregate proceeds of $2.7 million.

Accounts receivable decreased $0.5 million during 2001 due to an increase in the allowance for doubtful accounts of $0.6 million offset, in part, by $0.1 million due to the timing of cash receipts.

Investments in USPEs decreased $2.5 million due to cash distributions of $2.7 million to the Partnership from the USPEs offset, in part, by income of $0.2 million that was recorded by the Partnership's from the USPEs during the year ended December 31, 2001.

Accounts payable and accrued expenses decreased $49,000 during 2001 due to the timing of payments to vendors.

Lessee deposits and reserve for repairs increased $0.4 million during 2001 resulting from increases in lessee's security deposits of $0.1 million and lessee prepaid deposits of $0.3 million.

The Partnership made principal payments of $5.3 million and quarterly interest payments at a rate of LIBOR plus 1.2% per annum to the lender of the senior loan during 2001. The Partnership also paid the lender of the senior loan an additional $0.2 million from equipment sale proceeds, as required by the loan agreement.

As a result of the settlement in the Koch and Romei actions (see Note 10 to the audited financial statements), the Partnership's redemption plan has been terminated and the Partnership was required to purchase up to 10% of the Partnership's limited partnership units for 80% of the net asset valued per unit. During the fourth quarter 2001, the General Partner, on behalf of the Partnership, agreed to purchase 594,820 limited partnership units for $2.5 million. The cash for this purchase came from available cash.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D) Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets including intangibles, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership's primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner's expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record a loss on revaluation. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment, investments in USPEs, and intangible assets to determine if the carrying value of the asset may not be recoverable in consideration of current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

Allowance for doubtful accounts: The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership's lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

Reserves for repairs: The Partnership accrues for legally required repairs to equipment such as dry docking for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved for is based on the General Partner's expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved for is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the General Partner estimated, the Partnership would incur additional repair and maintenance or equipment operating expenses.

Contingencies and litigation: The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.










                      (This space intentionally left blank)

(E) Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2001 and 2000

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2001, compared to 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                          For the Years
                                                        Ended December 30,
                                                      2001             2000
                                                    ---------------------------
        Aircraft                                     $  8,351         $ 7,782
        Railcars                                          991           1,811
        Marine containers                                 311             405
        Trailers                                          163           1,213
        Marine vessels                                   (265)          2,774

Aircraft: Aircraft lease revenues and direct expenses were $8.5 million and $0.1 million, respectively, during 2001, compared to $8.1 million and $0.3 million, respectively, during 2000. The increase in aircraft lease revenues of $0.4 million was due to one aircraft being on-lease for the entire year ended December 31, 2001 that was off-lease for four months during 2000. Direct expenses decreased $0.1 million during the first nine months of 2001 due to repairs to one of the Partnership's aircraft during 2000 that wasn't required during 2001.

Railcars: Railcar lease revenues and direct expenses were $1.8 million and $0.8 million, respectively, during 2001, compared to $2.4 million and $0.6 million, respectively, during 2000. Lease revenues decreased $0.1 million due to lower re-lease rates earned on railcars whose leases expired during 2001 and decreased $0.4 million due to the increase in the number of railcars off-lease during 2001 compared to 2000. An increase in direct expenses of $0.2 million was due to higher repairs during 2001 compared to 2000.

Marine containers: Marine container lease revenues and direct expenses were $0.3 million and $1,000, respectively, during 2001, compared to $0.4 million and $7,000, respectively, during 2000. The decrease in marine container contribution was due to the disposal of marine containers during 2001 and 2000.

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, during 2001, compared to $1.9 million and $0.7 million, respectively, during 2000. The decrease in trailer contribution was due to the sale of 76% of the Partnership`s trailers during 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.1 million and $0.3 million, respectively, during 2001, compared to $8.1 million and $5.3 million, respectively, during 2000. The decrease in marine vessel contribution was caused by the sale of all the Partnership's wholly owned marine vessels during 2001 and 2000.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $7.8 million for the year ended December 31, 2001 decreased from $11.9 million for the same period in 2000. Significant variances are explained as follows:

     (i) Depreciation and amortization expenses decreased $2.5 million during 2001 compared to 2000. A decrease of $1.3 million was caused by the sale of two of the Partnership's wholly owned marine vessels during 2001 and 2000 and a decrease of $0.3 million resulted from the sale of 76% of the Partnership`s trailers during 2000. Additionally, a decrease of $0.9 million was caused by the double-declining balance method of depreciation that results in greater depreciation during the first years an asset is owned.

     (ii) A $0.9 million decrease in interest expense was due to a lower average outstanding debt balance during 2001 compared to 2000.

     (iii) A $0.7 million decrease in general and administrative expenses during 2001 was due to a decrease of $0.4 million in costs resulting from the sale of 76% of the Partnership's trailers, a decrease of $0.1 million due to lower professional services, and $0.1 million decrease in inspection costs on owned equipment.

     (iv) A $0.6 million decrease in management fees was due to lower lease revenues of $10.0 million earned during 2001 compared to 2000 and an increase of $0.6 million in provision for bad debts.

     (v) A $0.6 million increase in the provision for bad debts was due to the General Partners evaluation of the collectability of receivables due from certain lessees.

(c) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the year ended December 31, 2001 totaled $1.2 million, which resulted from the sale of a marine vessel, marine containers, trailers, and a railcar with a net book value of $1.4 million, for $2.7 million. The net gain on the disposition of owned equipment for the year ended December 31, 2000 totaled $1.4 million, which resulted from the sale of a marine vessel, marine containers, railcars, and trailers with a net book value of $6.0 million, for proceeds of $7.2 million. Included in the 2000 net gain on disposition of assets is the unused portion of marine vessel dry docking of $0.1 million.

(d) Equity in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income (loss) of USPEs represent the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                          For the Years
                                                        Ended December 31,
                                                      2001             2000
                                                    ---------------------------
        Marine vessels                              $   911          $    22
        Aircraft                                       (725)             384
                                                    ---------------------------
        Equity in net income of USPEs               $   186          $   406
                                                    ===========================

Marine vessels: As of December 31, 2001 and 2000, the Partnership owned interests in two entities owning a total of two marine vessels. During the year ended December 31, 2001, lease revenues of $6.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $5.7 million. During 2000, lease revenues of $6.3 million were offset by depreciation expense, direct expenses, and administrative expenses of 6.2 million.

Lease revenues increased $0.4 million during 2001 compared to 2000. The increase in lease revenues was due to the following:

     (i) One marine vessel was on voyage charter the entire year of 2001, compared to being on voyage charter and fixed rate lease during 2000. During 2001, this marine vessel earned $2.4 million in higher lease revenues due to higher lease rates earned while on voyage charter compared to 2000. Under a voyage charter lease, the marine vessel earns a higher lease rate, however, certain direct expenses that were paid by the lessee are now paid by the owner.

     (ii) This increase was partially offset by the other marine vessel earning lower lease revenues of $2.0 million compared to 2000. During 2001, lease revenues for this marine vessel decreased $0.5 million resulting from being off-lease for approximately two months while completing its dry docking. Lease revenues also decreased $0.4 million due to lower release rates while on voyage charter, and decreased $0.8 million due to being off-lease for an additional three months. Lease revenues for this marine vessel then decreased $0.2 million due to being on a fixed rate lease for over one month before returning to voyage charter when compared to the same month of 2000. During 2000, this marine vessel was on voyage charter the entire year.

Depreciation expense, direct expenses, and administrative expenses decreased $0.5 million during 2001 compared to 2000. A decrease of $0.3 million was caused by lower repairs and maintenance during 2001 compared to 2000, a decrease of $0.2 million in marine vessel operating expenses was the result of fewer voyage charters during 2001 compared to 2000, and lower depreciation expense of $0.2 million caused by the double-declining balance method of depreciation that results in greater depreciation during the first years an asset is owned. These decreases were partially offset by higher administrative expenses of $0.1 million during 2001 compared to 2000.

Aircraft: As of December 31, 2001 and 2000, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the year ended December 31, 2001, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million. During the year ended December 31, 2000, revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $(2,000).

Revenues for the year ended December 31, 2001, decreased $48,000 due to a lower outstanding principal balance on the finance lease compared to 2000.

Direct expenses increased $1.1 million. During 2001, the Partnership's reduced its interest in a trust owning two Stage III commercial aircraft on a direct finance lease $1.0 million due to a reduction in its net investment in the finance lease receivable caused by a series of lease amendments. There were no revaluations to the trust required during 2000. Additionally, direct expenses increased $46,000 due to the recovery of accounts receivable in 2000 that had previously been reserved as a bad debt. A similar recovery did not occur in 2001.

(e) Net Income

As a result of the foregoing, the Partnership's net income for the year ended December 31, 2001 was $3.3 million, compared to net income of $4.0 million during 2000. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 2001 is not necessarily indicative of future periods. In the year ended December 31, 2001, the Partnership distributed $1.6 million to the limited partners, or $0.18 per weighted-average limited partnership unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2000 and 1999

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2000, when compared to 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                         For the Years
                                                       Ended December 31,
                                                     2000             1999
                                                   ---------------------------
        Aircraft                                   $  7,782         $ 8,000
        Marine vessels                                2,774           2,332
        Railcars                                      1,811           1,989
        Trailers                                      1,213           1,857
        Marine containers                               405             694

Aircraft: Aircraft lease revenues and direct expenses were $8.1 million and $0.3 million, respectively, for 2000, compared to $8.2 million and $0.2 million, respectively, during 1999. Aircraft lease revenues decreased $0.3 million due to a commercial aircraft being off-lease for four months during 2000 that was on-lease for the entire year during 1999. This decrease in lease revenues was partially offset by an increase of $0.2 million cause by the re-lease of a commercial aircraft at a higher rate in 2000 than the lease that was in place during 1999. Direct expenses increased $0.1 million during the year ended December 31, 2000 due to required repairs to the off-lease commercial aircraft. A similar expense was not required during 1999.

Marine vessels: Marine vessel lease revenues and direct expenses were $8.1 million and $5.3 million, respectively, for 2000, compared to $6.2 million and $3.9 million, respectively, during 1999.

The increase in marine vessel lease revenues of $1.9 million during 2000 was due to one marine vessel that earned $3.8 million in additional voyage lease revenues due to an increase in voyage lease rates compared to 1999, offset in part, by a decrease of $1.9 million caused by another marine vessel that was off-lease for nine months during 2000, compared to 1999, when it was on-lease the entire year.

As a result of the additional voyages, direct expenses increased $1.4 million during 2000 when compared to 1999.

Railcars: Railcar lease revenues and direct expenses were $2.4 million and $0.6 million, respectively, for 2000, compared to $2.5 million and $0.5 million, respectively, during 1999. The decrease in railcar contribution was due to a decrease in railcar lease revenues of $0.1 million primarily due to lower re-lease rates earned on railcars whose leases expired during 2000 and to an increase of $0.1 million in repairs to certain railcars in 2000 that were not needed during 1999.

Trailers: Trailer lease revenues and direct expenses were $1.9 million and $0.7 million, respectively, for 2000, compared to $2.7 million and $0.9 million, respectively, during 1999. Trailer contribution decreased $0.6 million during the year ended December 31, 2000 due to the sale of 76% of the Partnership `s trailers during 2000.

Marine containers: Marine container lease revenues and direct expenses were $0.4 million and $7,000, respectively, for 2000, compared to $0.7 million and $5,000, respectively, during 1999. The number of marine containers owned by the
Partnership has been declining due to dispositions during 2000 and 1999 resulting in a decrease to marine container contribution.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $11.9 million for 2000 decreased from $16.1 million for 1999. Significant variances are explained as follows:

     (i) A loss on revaluation of $2.9 million was required during 1999 to reduce the carrying value of a marine vessel to its estimated fair market value. No revaluation of equipment was required during 2000.

     (ii) A $1.1 million decrease in depreciation and amortization expenses from 1999 levels was caused by the double-declining balance method of depreciation that results in greater depreciation in the first years an asset is owned.

     (iii) A $0.3 million decrease in interest expense was due to a lower average outstanding debt balance during 2000 compared to 1999.

     (iv) A $0.1 million increase in general and administrative expenses was primarily due to additional costs associated with the re-lease of a commercial aircraft during 2000 and administrative costs compared to 1999.

(c) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for 2000 totaled $1.4 million, which resulted from the sale of a marine vessel, marine containers, railcars, and trailers with a net book value of $6.0 million, for proceeds of $7.2 million. Included in the 2000 net gain on disposition of assets is the unused portion of marine vessel dry docking of $0.1 million. The net gain on the disposition of owned equipment for 1999 totaled $0.3 million, which resulted from the sale of marine containers, railcars, and trailers with an aggregate net book value of $0.6 million, for proceeds of $0.9 million.

(d)  Equity in Net  Income  (loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Equity in net income (loss) of USPEs represent the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                                              For the Years
                                                                            Ended December 31,
                                                                          2000             1999
                                                                        ---------------------------
   Aircraft, rotable components, and aircraft engines                      $   384          $ 1,811
   Marine vessels                                                               22              297
                                                                        ---------------------------
    Equity in net income of USPEs                                          $   406          $ 2,108
                                                                        ===========================

Aircraft, rotable components, and aircraft engines: As of December 31, 2000 and 1999, the Partnership had an interest in an entity owning two commercial aircraft on a direct finance lease. During 2000, revenues of $0.4 million were offset by direct expenses and administrative expenses of ($2,000). During 1999, revenues of $0.4 million and the gain from the sale of the Partnership's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. Direct expenses and administrative expenses decreased $0.2 million during 2000 due to the sale of the Partnership's interest in two trusts and the recovery of a $48,000 accounts receivable in 2000 that had previously been reserved as a bad debt. A similar recovery did not occur during 1999.

Marine vessels: As of December 31, 2000 and 1999, the Partnership owned an interest in two entities owning a total of two marine vessels. During 2000, lease revenues of $6.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $6.2 million. During 1999, lease revenues of $5.2 million and the gain of $1.9 million from the sale of the Partnership's interest in an entity owning a marine vessel were offset by depreciation expense, direct expenses, and administrative expenses of $6.8 million.

Lease revenues increased $1.0 million during 2000 compared to 1999. The increase in lease revenues is due to the following:

     (i) One marine vessel that was on voyage charter during the year ended December 31, 2000 and 1999, earned $2.0 million more in lease revenues due to an increase in voyage lease rates when compared to 1999.

     (ii) The other marine vessel, while on time charter during the year ended December 31, 2000 and 1999, earned higher lease revenues of $0.1 million during the year ended December 31, 2000. The increase of $0.1 million is due to this marine vessel being on rent for a full 12 months during 2000. During 1999, this marine vessel was in dry dock for over one month not earning any revenues.

     (iii) The sale of the Partnership's interest in a marine vessel during the fourth quarter of 1999 caused lease revenues to also decrease $1.1 million during the year ended December 31, 2000 compared to 1999.

Depreciation expense, direct expenses, and administrative expenses decreased $0.6 million during 2000 compared to 1999. The sale of the Partnership's interest in a marine vessel during the fourth quarter of 1999 caused depreciation expense, direct expenses, and administrative expenses to decrease $1.2 million during 2000. This decrease was offset, in part, by an increase of $0.6 million in certain direct expenses due to increased usage of a marine vessel during 2000 when compared to 1999.

(e) Net Income

As a result of the foregoing, the Partnership's net income for the year ended December 31, 2000 was $4.0 million, compared to net income of $1.3 million during 1999. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 2000 is not necessarily indicative of future periods. In the year ended December 31, 2000, the Partnership distributed $9.1 million to the limited partners, or $1.00 per weighted-average limited partnership unit.

(F) Geographic Information

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

The Partnership's equipment on lease to US domiciled lessees consisted of trailers, railcars, and aircraft. During 2001, US lease revenues accounted for 13% of the total lease revenues of wholly- and jointly-owned equipment while this region reported net income of $0.5 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consisted of railcars and aircraft. During 2001, Canadian lease revenues accounted for 24% of the total lease revenues of wholly- and jointly-owned equipment and recorded net income of $2.5 million.

The Partnership's owned equipment on lease to a South American-domiciled lessee consisted of an aircraft during 2001 and accounted for 17% of the total lease revenues of wholly- and jointly-owned equipment, and recorded a net income of $0.7 million.

The Partnership's owned equipment and its ownership share in USPEs on lease to a Mexican-domiciled lessee consisted of aircraft and accounted for 7% of the total lease revenues of wholly- and jointly-owned equipment consisted of a commercial aircraft and two aircraft on a direct finance lease, and recorded a net loss of $1.3 million.

The Partnership's owned equipment and its ownership share in USPEs on lease to lessees in the rest of the world consisted of marine vessels and marine containers. During 2001, lease revenues for these lessees accounted for 39% of the total lease revenues of wholly- and jointly-owned equipment and recorded a net income of $1.8 million.

(G) Inflation

Inflation had no significant impact on the Partnership's operations during 2001, 2000, or 1999.

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

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter those markets in which it perceives opportunities to profit from supply and demand instabilities, or other market imperfections.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, acquire additional equipment until December 31, 2004, and pay cash distributions to the partners.

Factors affecting the Partnership's contribution during the year 2002 and beyond include:

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

2. Railcar loadings in North America have weakened over the past year. During 2001, utilization and lease rates decreased. Railcar contribution may decrease in 2002 as existing leases expire and renewal leases are negotiated.

3. Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's investments in entities that own marine vessels began to decrease during the later half of 2001. This trend is expected to continue during the first half of 2002 until freight rates begin to show signs of stabilization.

4. The airline industry began to see lower passenger travel during 2001. The tragic events on September 11, 2001 worsened the situation. No direct damage occurred to any of the Partnership's aircraft as a result of these events and the General Partner is currently unable to determine the long-term effects, if any, these events may have on the Partnership's aircraft. Three of the Partnership's owned commercial aircraft leases expire during 2002; however, the lessee has stopped paying on the aircraft leases in September 2001 and notified the General Partner that they would like to return these aircraft before the lease expiration date.. In addition to this and the general uncertainty in the airline industry, the Partnership has had to renegotiate leases on its owned aircraft and partially owned aircraft on a direct finance lease during 2001 that will result in a decrease in revenues during 2002.

Several other factors may affect the Partnership's operating performance in the year 2002 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1) Repricing Risk

Certain portions of the Partnership's railcar, marine container, marine vessel, and trailer portfolios will be remarketed in 2002 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance.

(2) Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations or sale of equipment. Under US Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership's Stage II aircraft are scheduled to be sold or re-leased in countries that do not require this regulation.

The US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 174 jacketed tank railcars and 88 non-jacketed tank railcars that will need re-qualification. To date, a total of 17 tank railcars have been inspected with no significant defects.

(3) Distributions

Pursuant to the amended limited partnership agreement, the Partnership will cease to reinvest surplus cash in additional equipment beginning on January 1, 2005. Prior to that date, the General Partner intends to continue its strategy of selectively redeploying equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive. During this time, the Partnership will use operating cash flow, proceeds from the sale of equipment, and additional debt to meet its operating obligations, make distributions to the partners, and acquire additional equipment. In the long term, changing market conditions and used-equipment values may preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity. Consequently, the General Partner cannot establish future distribution levels with any certainty at this time.

The General Partner believes that sufficient cash flow will be available in the future to meet Partnership operating cash flow requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of interest rate and currency risk.

During 2001, 87% of the Partnership's total lease revenues from wholly- and jointly-owned equipment came from non-United States-domiciled lessees. Most of the Partnership's leases require payment in US currency. If these lessees currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar-denominated lease payments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed on the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    (A)   Disagreements with Accountants on Accounting and Financial Disclosures

          None

    (B)   Changes in Accountants

          In September 2001, the General Partner announced that the Partnership had engaged Deloitte & Touche LLP as the Partnership's auditors and had dismissed KPMG LLP. KPMG LLP issued unqualified opinions on the 1999 and 2000 financial statements. During 1999, 2000 and the subsequent interim period preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.













                      (This space intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------


Gary D. Engle                            52      Director,   PLM  Financial   Services,   Inc.,   PLM   Investment
                                                 Management Inc., and PLM Transportation Equipment Corp.

James A. Coyne                           41      Director  and  Secretary,   PLM  Financial   Services  Inc.,  PLM
                                                 Investment  Management,  Inc., and PLM  Transportation  Equipment
                                                 Corp.

Stephen M. Bess                          55      President  and  Director,  PLM  Financial  Services,   Inc.,  PLM
                                                 Investment  Management  Inc.,  and PLM  Transportation  Equipment
                                                 Corp.

Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI. Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group (EFG), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed a Director and Secretary of PLM Financial Services Inc. in April 2001. He was appointed a director of PLM International, Inc in February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Financial Services, Inc. in October 2000. He was appointed President and Chief Executive Officer of PLM International, Inc. in October 2000. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. He served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A)  Security Ownership of Certain Beneficial Owners

          The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), cash available for distributions, and net disposition proceeds of the Partnership. As of December 31, 2001, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B)  Security Ownership of Management

          Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates own any limited partnership units of the Partnership as of December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     (A)  Transactions with Management and Others

          During 2001, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $0.5 million and administrative and data processing services performed on behalf of the Partnership, $0.4 million.

          During 2001, the Partnership's proportional share of ownership in USPEs paid or accrued the following fees to FSI or its affiliates: management fees, $0.3 million; and administrative and data processing services, $0.2 million.




















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

       2. Financial Statements required under Regulation S-X Rule 3-09

          The following financial statements are filed as Exhibits of this Annual Report on Form 10K:

               a. Montgomery Partnership
               b. TAP Trust

     (B)  Financial Statement Schedules

          Schedule II Valuation and Qualifying Accounts

          All other financial statement schedules have been omitted, as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

      (C) Reports on Form 8-K

          None.

      (D) Exhibits

          4. Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-32258), which became effective with the Securities and Exchange Commission on April 11, 1990.

          4.1 First Amendment to the Amended and Restated Limited Partnership Agreement dated August 24, 2001.

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


Dated: March 26, 2002            PLM EQUIPMENT GROWTH FUND V
                                 PARTNERSHIP

                                 By:      PLM Financial Services, Inc.
                                          General Partner


                                 By:      /s/ Stephen M. Bess
                                          -----------------------------------
                                          Stephen M. Bess
                                          President and Current Chief Accounting
                                          Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                                    Capacity                 Date




/s/ Gary D. Engle
--------------------------------
Gary D. Engle                           Director, FSI            March 26, 2002




/s/ James A. Coyne
--------------------------------
James A. Coyne                          Director, FSI            March 26, 2002




/s/ Stephen M. Bess
--------------------------------
Stephen M. Bess                         Director, FSI            March 26, 2002

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                          Page

Independent auditors' reports                                             27-28

Balance sheets as of December 31, 2001 and 2000                            29

Statements of income for the years ended
     December 31, 2001, 2000, and 1999                                     30

Statements of changes in partners' capital for the
     years ended December 31, 2001, 2000, and 1999                         31

Statements of cash flows for the years ended
     December 31, 2001, 2000, and 1999                                     32

Notes to financial statements                                             33-44

Independent auditors' reports on financial statement schedule

Schedule II Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT





The Partners
PLM Equipment Growth Fund V:


We have audited the accompanying balance sheet of PLM Equipment Growth Fund V (the "Partnership"), as of December 31, 2001, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.






/s/ Deloitte & Touche LLP


Certified Public Accountants

Tampa, Florida
March 8, 2002

INDEPENDENT AUDITORS' REPORT





The Partners
PLM Equipment Growth Fund V:


We have audited the accompanying balance sheet of PLM Equipment Growth Fund V ("the Partnership") as of December 31, 2000 and the related statements of income, changes in partners' capital and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund V as of December 31, 2000 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP

SAN FRANCISCO, CALIFORNIA
March 12, 2001

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)


                                                                                     2001                 2000
                                                                                 -----------------------------------
ASSETS

Equipment held for operating leases, at cost                                     $    73,711          $    74,849
Less accumulated depreciation                                                        (62,572)             (58,086)
                                                                                 -----------------------------------
                                                                                      11,139               16,763
Equipment held for sale                                                                   --                1,309
                                                                                 -----------------------------------
  Net equipment                                                                       11,139               18,072

Cash and cash equivalents                                                              6,312                1,799
Restricted cash                                                                           --                  445
Accounts receivable, less allowance for doubtful accounts of
    $664 in 2001 and $34 in 2000                                                       1,041                1,578
Investments in unconsolidated special-purpose entities                                 5,703                8,189
Lease negotiation fees to affiliate, less accumulated
    amortization of $33 in 2001 and $17 in 2000                                           14                    7
Debt issuance costs, less accumulated amortization
    of $110 in 2000                                                                       --                   23
Prepaid expenses and other assets                                                         34                   39
                                                                                 -----------------------------------

      Total assets                                                               $    24,243          $    30,152
                                                                                 ===================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Accounts payable and accrued expenses                                            $       410          $       245
Due to affiliates                                                                        194                  259
Lessee deposits and reserve for repairs                                                3,149                2,728
Note payable                                                                              --                5,474
                                                                                 -----------------------------------
  Total liabilities                                                                    3,753                8,706
                                                                                 -----------------------------------

Commitments and contingencies

Partners' capital
Limited partners (limited partnership units of 8,533,465 and
      9,065,911 as of December 31, 2001 and 2000, respectively)                       20,490               21,446
General Partner                                                                           --                   --
                                                                                 -----------------------------------
  Total partners' capital                                                             20,490               21,446
                                                                                 -----------------------------------

      Total liabilities and partners' capital                                    $    24,243          $    30,152
                                                                                 ===================================











                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts)

                                                                           2001            2000           1999
                                                                        -------------------------------------------
REVENUES

Lease revenue                                                           $  11,029      $   20,918      $  20,276
Interest and other income                                                     242             204            239
Net gain on disposition of equipment                                        1,246           1,351            253
                                                                        -------------------------------------------
    Total revenues                                                         12,517          22,473         20,768
                                                                        -------------------------------------------

EXPENSES

Depreciation and amortization                                               5,652           8,178          9,322
Repairs and maintenance                                                     1,074           1,781          1,535
Equipment operating expenses                                                  317           4,984          3,275
Insurance expenses                                                            196             206            642
Management fees to affiliate                                                  454           1,013          1,027
Interest expense                                                              141           1,013          1,288
General and administrative expenses to affiliates                             443             776            914
Other general and administrative expenses                                     527             879            659
Loss on revaluation of equipment                                               --              --          2,899
Provision for bad debts                                                       631              55             13
                                                                        -------------------------------------------
    Total expenses                                                          9,435          18,885         21,574
                                                                        -------------------------------------------

Equity in net income of unconsolidated
  special-purpose entities                                                    186             406          2,108
                                                                        -------------------------------------------
Net income                                                              $   3,268      $    3,994      $   1,302
                                                                        ===========================================

Partners' share of net income

Limited partners                                                        $   3,149      $    3,517      $     824
General Partner                                                               119             477            478
                                                                        -------------------------------------------

Total                                                                   $   3,268      $    3,994      $   1,302
                                                                        ===========================================

Limited partners' net income per
    weighted-average limited partnership unit                           $    0.35      $     0.39      $    0.09
                                                                        ===========================================

Cash distribution                                                       $   1,720      $    9,544      $   8,617
                                                                        ===========================================

Cash distribution per weighted-average limited
    partnership unit                                                    $    0.18      $     1.00      $    0.90
                                                                        ===========================================










                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 2001, 2000, and 1999
                            (in thousands of dollars)


                                                        Limited            General
                                                       Partners            Partner             Total
                                                     ----------------------------------------------------

  Partners' capital as of December 31, 1998           $    34,406          $   --          $    34,406

Net income                                                    824             478                1,302

Purchase of limited partnership units                         (85)             --                  (85)

Cash distribution                                          (8,139)           (478)              (8,617)
                                                      ---------------------------------------------------

  Partners' capital as of December 31, 1999                27,006              --               27,006

Net income                                                  3,517             477                3,994

Purchase of limited partnership units                         (10)             --                  (10)

Cash distribution                                          (9,067)           (477)              (9,544)
                                                      ---------------------------------------------------

  Partners' capital as of December 31, 2000                21,446              --               21,446

Net income                                                  3,149             119                3,268

Purchase of limited partnership units                      (2,504)             --               (2,504)

Cash distribution                                          (1,601)           (119)              (1,720)
                                                      ---------------------------------------------------

  Partners' capital as of December 31, 2001           $    20,490          $   --          $    20,490
                                                      ===================================================



























                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)

                                                                            2001            2000            1999
                                                                        ----------------------------------------------
 OPERATING ACTIVITIES
 Net income                                                              $    3,268      $    3,994      $    1,302
 Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
   Depreciation and amortization                                              5,652           8,178           9,322
   Provision for bad debts                                                      631              55              13
   Loss on revaluation of equipment                                              --              --           2,899
   Net gain on disposition of equipment                                      (1,246)         (1,351)           (253)
   Equity in net income of unconsolidated
     special-purpose entities                                                  (186)           (406)         (2,108)
   Changes in operating assets and liabilities:
     Restricted cash                                                            445              (4)           (333)
     Accounts receivable, net                                                  (103)            554             986
     Prepaid expenses and other assets                                            5              15              27
     Accounts payable and accrued expenses                                      (49)           (256)            (92)
     Due to affiliates                                                          (65)            (45)            (35)
     Lessee deposits and reserve for repairs                                    421              87             338
                                                                         ---------------------------------------------
        Net cash provided by operating activities                             8,773          10,821          12,066
                                                                         ---------------------------------------------

 INVESTING ACTIVITIES
 Proceeds from disposition of equipment                                       2,679           7,183             860
 Payments for purchase of equipment and capitalized repairs                      (4)         (2,679)         (1,256)
Distribution from liquidation of unconsolidated
   special-purpose entity                                                       --              --           7,354
Distribution from unconsolidated special-purpose entities                    2,673           1,850             265
Payments of acquisition fees to affiliate                                     (101)             --             (56)
Payments of lease negotiation fees to affiliate                                (23)             --             (13)
                                                                        ---------------------------------------------
      Net cash provided by investing activities                              5,224           6,354           7,154
                                                                        ---------------------------------------------

FINANCING ACTIVITIES
Payments of note payable                                                    (5,474)        (10,010)         (8,104)
Proceeds from short-term loan from affiliate                                    --           4,500           3,200
Payment of short-term loan to affiliate                                         --          (4,500)         (3,200)
Cash distribution paid to General Partner                                     (119)           (477)            (48)
Cash distribution paid to limited partners                                  (1,601)         (9,067)         (8,139)
Purchase of limited partnership units                                       (2,290)            (10)            (85)
                                                                        ---------------------------------------------
      Net cash used in financing activities                                 (9,484)        (19,564)        (16,806)
                                                                        ---------------------------------------------

Net increase (decrease) in cash and cash equivalents                         4,513          (2,389)          2,414
Cash and cash equivalents at beginning of year                               1,799           4,188           1,774
                                                                        ---------------------------------------------
Cash and cash equivalents at end of year                                $    6,312      $    1,799      $    4,188
                                                                        =============================================

SUPPLEMENTAL INFORMATION
Interest paid                                                           $      224      $    1,083      $    1,348
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

Pursuant to the equitable  settlement related to the Koch and Romei actions (see
Note 10), the Partnership phases have been amended. The amendment extends the period in which the Partnership will be able to reinvest its cash flow, surplus cash, and equipment sale proceeds in additional equipment until December 31, 2004. During that time, the General Partner may purchase additional equipment, consistent with the objectives of the Partnership, and the amount of front-end fees that FSI may earn has been increased 20% (including acquisition and lease negotiation fees). The Partnership will be terminated on December 31, 2010, unless terminated earlier upon the sale of all equipment or by certain other events. As a result of the equitable settlement, the Partnership's redemption plan has been terminated and the General Partner has agreed to purchase 594,820 units and, as of December 31, 2001, has paid or accrued $2.5 million to the purchasing agent for this purchase.

As of December 31, 2001, the purchasing agent purchased 532,446 units, which is reflected as a reduction in Partnership units. The purchasing agent also purchased an additional 55,449 during January 2002. The General Partner expects the remaining 6,925 units to be purchased during the remainder of 2002.

Under the former redemption plan, for the years ended December 31, 2000 and 1999, the Partnership had purchased 2,000 and 13,117 limited partnership units for $10,000 and $0.1 million, respectively.

ESTIMATES

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ACCOUNTING FOR LEASES

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION (continued)

ACCOUNTING FOR LEASES (continued)

Financial  Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS No.
13). Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification, as required by SFAS No. 13.

DEPRECIATION AND AMORTIZATION

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment. The depreciation method changes to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs are amortized over the term of the related loan using the straight-line method that approximates the effective interest method (see Note 7). Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the remaining life of the equipment.

Pursuant to the equitable settlement (see Note 10), during 2001 the Partnership paid additional acquisition and lease negotiation fees of $0.1 million to FSI on equipment purchased in 1999. Depreciation and amortization of $22,000, which represents the cumulative effect of depreciation and amortization that should have been recorded from the purchase of equipment in 1999 until the equitable settlement, was recorded during 2001.

TRANSPORTATION EQUIPMENT

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.

In accordance with SFAS No. 121, the General Partner reviews the carrying values of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment were less than the carrying value of the equipment, a loss on revaluation was recorded. During 2001, a unconsolidated special-purpose entity (USPE) trust owning two Stage III commercial aircraft on a direct finance lease reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of this writedown, which is included in equity in net income (loss) of the USPE in the accompanying statement of income, was $1.0 million. Reductions of $2.9 million to the carrying value of a owned marine vessel were required during 1999. No reductions to the carrying value of owned equipment were required during 2001 and 2000 or partially owned equipment during 2000 and 1999.

In October 2001, Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION (continued)

TRANSPORTATION EQUIPMENT (continued)

The Partnership will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Partnership's earnings or financial position.

INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The Partnership has interests in USPEs that own transportation equipment. These are single purpose entities that do not have any debt or other financial encumbrances and are accounted for using the equity method.

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

REPAIRS AND MAINTENANCE

Repairs and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are charged against operations as incurred. Certain costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional  gain on  disposition.  Maintenance  costs  of  aircraft  and  marine containers are the obligation of the lessee. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Partnership may have the obligation to fund and accrue the difference. In certain instances, if the aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional gain on disposition. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the accompanying balance sheets as lessee deposits and reserve for repairs.

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

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $5.5 million, and $7.3 million in 2000, and 1999, respectively, were

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION  (continued)

NET INCOME AND DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT (continued)

deemed to be a return of capital. None of the cash distributions to the limited partners during 2001 were deemed to be a return of capital.

Cash distributions related to the fourth quarter of $1.6 million in 2000, and $1.7 million in 1999, were paid during the first quarter of 2001, and 2000, respectively. There were no cash distributions related to the fourth quarter 2001 paid during the first quarter of 2002.

NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the year. The weighted-average number of Partnership units deemed outstanding during the years ended December 31, 2001, 2000, and 1999, was 9,061,535, 9,066,391, and 9,071,929, respectively.

CASH AND CASH EQUIVALENTS

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of one year or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

COMPREHENSIVE INCOME

The Partnership's comprehensive income is equal to net income for the years ended December 31, 2001, 2000, and 1999.

RESTRICTED CASH

As of December 31, 2000, restricted cash represented lessee security deposits held by the Partnership.

NEW ACCOUNTING STANDARDS

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets will cease upon adoption of this statement. The Partnership is required to implement SFAS No. 142 on January 1, 2002 and it has not yet determined the impact, if any, this statement will have on its financial position or results of operations.

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable either to owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that is subject to full payout net leases, or (c) 7% of the gross lease revenues attributable to equipment, if any, that is subject to per diem leasing arrangements and thus is operated by the Partnership. The Partnership's management fee in 2001 was less than an independent third party management fee charged for similar services for similar equipment. The Partnership reimbursed FSI for data processing and administrative expenses directly attributable to the Partnership in the amount of $0.4 million, $0.8 million, and $0.9 million during 2001, 2000, and 1999, respectively.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES (continued)

The Partnership's proportional share of USPEs management fees to affiliate were $0.3 million during 2001, 2000 and 1999, and the Partnership's proportional share of administrative and data processing expenses to affiliate $0.2 million during 2001 and $0.1 million during 2000, and 1999. Both of these affiliate expenses reduced the Partnership's proportional share of the equity interest in income in USPEs.

The Partnership and the USPEs paid or accrued equipment acquisition and lease negotiation fees of $0.1 million, $-0-, and $0.1 million to TEC in 2001, 2000, and 1999, respectively.

The Partnership owned certain equipment in conjunction with affiliated programs during 2001, 2000, and 1999 (see Note 4).

The Partnership borrowed a total $4.5 million and $3.2 million from the General Partner for a period of time during 2000 and 1999, respectively. The General Partner charged the Partnership market interest rates for the time the loan was outstanding. Total interest paid to the General Partner was $0.1 million, and $15,000 during 2000, and 1999, respectively. There were no similar borrowings during 2001.

The balance due to affiliates as of December 31, 2001 includes $0.1 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs. The balance due to affiliates as of December 31, 2000 includes $0.2 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs.

3. EQUIPMENT

The components of owned equipment as of December 31 were as follows (in thousands of dollars):

         Equipment Held for Operating Leases                2001                  2000
------------------------------------------------------  -----------------------------------
  Aircraft                                              $    55,172          $     55,071
  Rail equipment                                             11,265                11,288
  Marine containers                                           5,059                 6,245
  Trailers                                                    2,215                 2,245
                                                        -----------------------------------
                                                             73,711                74,849
  Less accumulated depreciation                             (62,572)              (58,086)
                                                        -----------------------------------
                                                             11,139                16,763
  Equipment held for sale                                        --                 1,309
                                                        -----------------------------------
    Net equipment                                       $    11,139          $     18,072
                                                        ===================================

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

As of December 31, 2001, all owned equipment was on lease except for 87 railcars with a net book value of $0.5 million. As of December 31, 2000, all owned equipment was on lease except for 6 railcars with a net book value of $26,000.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS 121. Reductions of $2.9 million to the carrying value of a owned marine vessel was required during 1999. No reductions to the carrying value were required during 2001 and 2000.

As of December 31, 2000, the Partnership held a marine vessel with a net book value of $1.3 million as equipment held for sale. During February 2001, this marine vessel was sold.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

3. EQUIPMENT (continued)

During 2000, the Partnership purchased a hush-kit for one of the Partnership's McDonnell Douglas DC-9 commercial aircraft for $2.7 million. The Partnership was required to install this hush-kit per the lease agreement for this equipment.

During 2001, the Partnership disposed of a marine vessel that was held for sale at December 31, 2000, marine containers, trailers, and a railcar with an aggregate net book value of $1.4 million, for $2.7 million. During 2000, the Partnership disposed of a marine vessel, marine containers, trailers, and railcars with an aggregate net book value of $6.0 million, for $7.2 million. Included in the 2000 net gain on disposition of assets is the unused portion of marine vessel drydocking of $0.1 million.

All wholly- and jointly-owned equipment on lease is accounted for as operating leases, except for two jointly owned commercial aircraft on a direct finance lease. Future minimum rentals under noncancelable operating leases, as of December 31, 2001, for wholly- and jointly-owned equipment during each of the next five years are approximately $8.7 million in 2002; $5.1 million in 2003; $4.0 million in 2004; $2.0 million in 2005; $1.5 million in 2006; and $0.7 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to approximately $7.3 million, $13.9 million, and $9.2 million in 2001, 2000, and 1999, respectively.

4. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The  Partnership  owns equipment  jointly with  affiliated  programs.  These are
single  purpose   entities  that  do  not  have  any  debt  or  other  financial encumbrances.

The net investments in USPEs include the following jointly owned equipment (and related assets and liabilities) as of December 31 (in thousands of dollars):

                                                                                            2001             2000
                                                                                        ------------------------------
         48% interest in an entity owning a product tanker                              $   4,248       $    4,961
         25% interest in a trust owning two commercial stage III aircraft
                   on a direct finance lease                                                  855            2,245
         50% interest in an entity owning a product tanker                                    600              983
                                                                                        ----------      -----------
             Net investments                                                            $   5,703       $    8,189
                                                                                        ==========      ===========

As  of  December  31,  2001  and  2000,  all  jointly-owned   equipment  in  the
Partnership's USPE portfolio was on lease.

During 2001, the USPE trust owning two commercial stage III aircraft on a direct finance lease reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of this writedown, which is included in equity in net income (loss) of the USPE in the accompanying statement of income, was $1.0 million.

                           PLM EQUIPMENT GROWTH FUND V
                            (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS


4. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIEs (continued)

The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the years ended December 31 (in thousands of dollars):

                                    2001                          2000                        1999
                           --------------------------    --------------------------    --------------------------
                                         Net Interest                  Net Interest                 Net Interest
                              Total           of           Total           of            Total           of
                              USPEs      Partnership       USPEs       Partnership       USPEs      Partnership
                           --------------------------    --------------------------    --------------------------

      Net Investments      $   13,591     $    5,703     $   21,434     $    8,189     $   25,000   $    9,633
      Lease revenues           13,613          6,568         12,433          6,107         10,347        5,068
      Net income (loss)          (860)           186          1,682            406         11,039        2,108

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

The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine    Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the  Year  Ended  December  31,   Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)      Total
     2001
     ------------------------------------  --------- ---------  --------  ---------  --------- ---------  ----------

     REVENUES
       Lease revenue                       $  8,486  $    312   $     66  $    366   $  1,799  $     --   $ 11,029
       Interest and other income                 34        --          1        --          6       201        242
       Gain  (loss)  on   disposition   of       (1)      130      1,116         5         (4)       --      1,246
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       8,519       442      1,183       371      1,801       201     12,517
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                       135         1        331       203        808       109      1,587
       Depreciation and amortization          4,619       320         --       127        551        35      5,652
       Interest expense                          --        --         --        --         --       141        141
       Management fees to affiliate             290        15          3        19        127        --        454
       General and administrative expenses       38        --         24        64         61       783        970
       Provision for bad debts                  654        --         --       (10)       (13)       --        631
                                           ------------------------------------------------------------------------
         Total costs and expenses             5,736       336        358       403      1,534     1,068      9,435
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (725)       --        911        --         --        --        186
                                           ------------------------------------------------------------------------
         Net income (loss)                 $  2,058  $    106   $  1,736  $    (32)  $    267  $   (867)  $  3,268
                                           ========================================================================

         Total  assets as of December  31, $  9,662  $    408   $  4,914  $    582   $  2,317  $  6,360   $ 24,243
         2001
                                           ========================================================================

(1) Includes certain assets not identifiable to a specific segment such as cash and prepaid expenses. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain amortization, general and administrative and operations support expenses.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

5. OPERATING SEGMENTS (continued)


                                                      Marine    Marine
                                           Aircraft  Container  Vessel    Trailer    Railcar     All
     For the  Year  Ended  December  31,   Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)   Total
     2000
     ------------------------------------  --------- ---------  --------  ---------  --------- ---------  ----------

     REVENUES
       Lease revenue                       $  8,063  $    412   $  8,123  $  1,944   $  2,376  $     --   $ 20,918
       Interest income and other                  9        --         15        --         --       180        204
       Gain on disposition of equipment          --       189         79     1,054         29        --      1,351
                                           ------------------------------------------------------------------------
         Total revenues                       8,072       601      8,217     2,998      2,405       180     22,473
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                       281         7      5,349       731        565        38      6,971
       Depreciation and amortization          5,377       451      1,283       464        542        61      8,178
       Interest expense                          --        --         --        --         --     1,013      1,013
       Management fees to affiliate             279        20        406       117        191        --      1,013
       General and administrative expenses      165        --         48       452         70       920      1,655
       Provision for bad debts                   --        --         --        51          4        --         55
                                           ------------------------------------------------------------------------
         Total costs and expenses             6,102       478      7,086     1,815      1,372     2,032     18,885
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       384        --         22        --         --        --        406
                                           ------------------------------------------------------------------------
         Net income (loss)                 $  2,354  $    123   $  1,153  $  1,183   $  1,033  $ (1,852)  $  3,994
                                           ========================================================================

         Total  assets as of December  31, $ 15,860  $    946   $  7,852  $    742   $  2,891  $  1,861   $ 30,152
         2000
                                           ========================================================================

                                                      Marine    Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the  Year  Ended  December  31,   Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)      Total
     1999
     ------------------------------------  --------- ---------  --------  ---------  --------- ---------  ----------

     REVENUES
       Lease revenue                       $  8,162  $    699   $  6,214  $  2,727   $  2,474  $     --   $ 20,276
       Interest income and other                 59        13          6        --         28       133        239
       Gain  (loss)  on   disposition   of       --       249         --       (16)        20        --        253
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       8,221       961      6,220     2,711      2,522       133     20,768
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                       162         5      3,882       870        485        48      5,452
       Depreciation and amortization          5,264       590      2,063       666        600       139      9,322
       Interest expense                          --        --         --        --         --     1,288      1,288
       Management fees to affiliate             334        35        311       171        176        --      1,027
       General and administrative expenses       67        --         35       628         52       791      1,573
       Loss on revaluation                       --        --      2,899        --         --        --      2,899
       Provision  for  (recovery  of)  bad       --        (4 )       --        29        (12 )      --         13
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             5,827       626      9,190     2,364      1,301     2,266     21,574
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs            1,811        --        297        --         --        --      2,108
                                           ------------------------------------------------------------------------
         Net income (loss)                 $  4,205  $    335   $ (2,673 )$    347   $  1,221  $ (2,133 ) $  1,302
                                           ========================================================================

(1) Includes certain assets not identifiable to a specific segment such as cash and prepaid expenses. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain amortization, general and administrative and operations support expenses.

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

                          PLM EQUIPMENT GROWTH FUND V
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

6. GEOGRAPHIC INFORMATION (continued)

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

                                             Owned Equipment                       Investments in USPEs
                                   -------------------------------------    -----------------------------------
                Region                 2001        2000        1999             2001        2000        1999
    -----------------------------  -------------------------------------    -----------------------------------
       United States               $    2,201    $  4,390   $   6,271       $       --  $       --   $      --
       Canada                           4,272       4,223       4,081               --          --          --
       South America                    3,011       3,011       3,011               --          --          --
       Caribbean                           --         444          --               --          --          --
       Mexico                           1,167         315          --               --          --          --
       Rest of the world                  378       8,535       6,913            6,568       6,107       5,068
                                   -------------------------------------    -------------------------------------
         Lease revenues            $   11,029    $ 20,918   $  20,276       $    6,568  $    6,107   $   5,068
                                   =====================================    =====================================

The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):

                                             Owned Equipment                     Investments in USPEs
                                   -------------------------------------  -----------------------------------
                Region                 2001        2000        1999           2001        2000        1999
       --------------------------  -------------------------------------  -----------------------------------
       United States               $      466   $   2,089   $   1,594     $       --  $       --    $     (2)
       Canada                           2,457       2,504       1,599             --          --          --
       South America                      651         639         858             --          --          --
       Caribbean                           --        (606)         --             --          --          --
       Mexico                            (555)       (439)         --           (725)        384         336
       Europe                              --          --          --             --          --       1,477
       Rest of the world                  930       1,255      (2,635)           911          22         297
                                   -------------------------------------  -------------------------------------
         Regional income (loss)         3,949       5,442       1,416            186         406       2,108
       Administrative and other          (867)     (1,854)     (2,222)            --          --          --
                                   -------------------------------------  -------------------------------------
         Net income (loss)         $    3,082   $   3,588   $    (806)    $      186  $      406    $  2,108
                                   =====================================  =====================================

The net book value of these assets as of December 31 are as follows (in thousands of dollars):

                                        Owned Equipment           Investments in USPEs
                                   -------------------------     ----------------------
                Region                 2001        2000            2001         2000
       --------------------------  -------------------------    -------------------------
       United States               $    3,613   $   4,579       $      --   $       --
       Canada                           4,929       6,047              --           --
       South America                    1,546       3,089              --           --
       Mexico                             760       2,334             855        2,245
       Rest of the world                  291       2,023           4,848        5,944
                                   -------------------------    -------------------------
         Net book value            $   11,139   $  18,072       $   5,703   $    8,189
                                   =========================    =========================

7. DEBT

In November 1991, the Partnership borrowed $38.0 million under a nonrecourse loan agreement. The loan was secured by certain marine containers, a marine vessel, and five aircraft owned by the Partnership and was scheduled to mature on December 31, 2001.

During August 2000, the existing senior loan agreement was amended and restated to change the quarterly principal payment date from the 45th day of each quarter to the last business day of each quarter. The note was scheduled to be repaid in four principal payments of $1.4 million during 2001.

The Partnership made the regularly scheduled principal payments of $5.3 million and $7.5 million to the lender of the senior loan during 2001 and 2000, respectively, and quarterly interest payments at a rate of LIBOR plus 1.2% per annum (8.0% at December 31, 2000). The Partnership also paid the lender of the senior loan an additional $0.2 million and $2.5 million from equipment sale proceeds, as required by the loan agreement during 2001 and 2000, respectively.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

8. CONCENTRATIONS OF CREDIT RISK

For the years ended December 31, 2001, 2000, and 1999, the Partnership's customers that accounted for 10% or more of the total consolidated revenues for the owned equipment and jointly owned equipment was Varig South America ("Varig")(14% in 2001, 10% in 2000 and 1999). During 2001, Varig notified the General Partner of its intention to return the aircraft under lease. Varig has not remitted four lease payments due to the Partnership. The Partnership has a security deposit from Varig that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to Varig. The lease, with an expiration date of October 2002, has certain return condition requirements for each of the remaining aircraft. The General Partner has recorded an allowance for bad debts for the amount of receivables due less the security deposit.

As of December 31, 2001, 2000, and 1999, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9. INCOME TAXES

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2001, the financial statement carrying amount of assets and liabilities was approximately $37.7 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10. CONTINGENCIES

Two class action lawsuits which were filed against PLM International and various of its wholly owned subsidiaries in January 1997 in the United States District Court for the Southern District of Alabama, Southern Division (the court), Civil Action No. 97-0177-BH-C (the Koch action), and June 1997 in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action), were fully resolved during the fourth quarter of 2001.

The named plaintiffs were individuals who invested in PLM Equipment Growth Fund IV (Fund IV), the Partnership (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII and collectively, the
Funds), each a California limited partnership for which PLMI's wholly owned subsidiary, FSI, acts as the General Partner. The complaints asserted causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, conspiracy, unfair and deceptive practices and violations of state securities law. Plaintiffs alleged that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs asserted liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs sought unspecified compensatory damages, as well as punitive damages.

In February 1999 the parties to the Koch and Romei actions agreed to monetary and equitable settlements of the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The court preliminarily approved the settlement in August 2000, and information regarding the settlement was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001, the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving the settlements. No appeal has been filed and the time for filing an appeal has expired.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

10. CONTINGENCIES (continued)

The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million, consisting of $0.3 million deposited by PLMI and the remainder funded by an insurance policy. The final settlement amount of $4.9 million (of which PLMI's share was approximately $0.3 million) was accrued in 1999, paid out in the fourth quarter of 2001 and was determined based upon the number of claims filed by class members, the amount of attorneys' fees awarded by the court to plaintiffs' attorneys, and the amount of the administrative costs incurred in connection with the settlement.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, except for Fund IV; (b) the extension (until December 31,
2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, except for Fund IV; (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; except for Fund IV; (d) a one-time purchase by each of Funds V, VI, and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit as of September 30, 2000; and (e) the deferral of a portion of the management fees paid, except for Fund IV, to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. Following a vote of limited partners resulting in less than 50% of the limited partners of each of Funds V, VI, and VII voting against such amendments and after final approval of the settlement, each of the Funds' limited partnership agreements was amended to reflect these changes. During the fourth quarter of 2001 the respective Funds purchased limited partnership units from those equitable class members who submitted timely requests for purchase. Fund V agreed to purchased 594,820 of its limited partnership units at a total cost of $2.5 million.

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

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

11. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 (in thousands of dollars, except weighted-average unit amounts):

                                March            June            September         December
                                 31,              30,               30,               31,               Total
                          ------------------------------------------------------------------------------------------
Operating results:
  Total revenues          $         4,096      $     2,897   $         2,796   $         2,728    $        12,517
  Net income (loss)                 1,748              996               655              (131)             3,268

Per weighted-average limited
  partnership unit:

    Net income (loss)     $          0.18      $      0.11   $          0.07   $         (0.01)   $          0.35

The following is a list of the major events that affected the Partnership's performance during 2001:

     (i) In the first quarter of 2001, the Partnership sold a marine vessel, marine containers, and a railcar for a gain of $1.2 million;

     (ii)In the second quarter of 2001, operating expenses decreased $0.2 million due to the sale of a marine vessel during the first quarter;

     (iii) In the third quarter of 2001, the Partnership's investment in USPEs generated a loss resulting from lower lease revenues of $0.2 million and higher repair expenses of $0.1 million; and

     (iv)In the fourth quarter of 2001, the Partnership's investment in a USPE trust that owned two commercial aircraft on a direct finance lease, recorded a $1.0 million loss on revaluation.

The following is a summary of the quarterly results of operations for the year ended December 31, 2000 (in thousands of dollars, except weighted-average unit amounts):

                                March            June            September         December
                                 31,              30,               30,               31,               Total
                          ------------------------------------------------------------------------------------------

Operating results:
  Total revenues          $         5,770     $      6,012   $         6,394   $         4,297    $        22,473
  Net income                          667            1,526             1,592               209              3,994

Per weighted-average limited partnership unit:

    Net income            $          0.06     $       0.16   $          0.17   $          0.00    $          0.39


The following is a list of the major events that affected the Partnership's performance during 2000:

     (i) In the first quarter of 2000, operating expenses increased $0.2 million due to repairs to the Partnership's aircraft;

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

11. QUARTERLY RESULTS OF OPERATIONS (unaudited) (continued)


     (ii) In the second quarter of 2000, lease revenues increased $0.3 million due to a marine vessel earning a higher lease rate and the Partnership's investment in USPEs generated an increase in income of $0.4 million also due to higher lease rates earned by the entities that owned marine vessels;

     (iii) In the third quarter of 2000, the Partnership sold marine containers, trailers, and a railcar for a gain of $1.1 million; and

     (iv)In the fourth quarter of 2000, lease revenues decreased $0.9 million and expenses decreased $0.8 million due to equipment sales.












                      (This space intentionally left blank)

INDEPENDENT AUDITORS' REPORT



The Partners
PLM Equipment Growth Fund V:

We have audited the financial statements of PLM Equipment Growth Fund V (the "Partnership") as of December 31, 2001, and for the year then ended, and have issued our report thereon dated March 8, 2002; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of PLM Equipment Growth Fund V, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






/s/ Deloitte & Touche LLP


Certified Public Accountants

Tampa, Florida
March 8, 2002

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                        Valuation and Qualifying Accounts

                  Years Ended December 31, 2001, 2000, and 1999
                            (in thousands of dollars)

                                                                  Additions
                                             Balance at          Charged to                          Balance at
                                            Beginning of          Cost and                            Close of
                                                Year               Expense           Deductions         Year
                                           ----------------    ----------------     --------------  -------------

  Year Ended December 31, 2001
       Allowance for Doubtful Accounts     $         34       $          631        $         1     $      664
                                           ======================================================================

  Year Ended December 31, 2000
       Allowance for Doubtful Accounts     $         47       $           55        $        68     $       34
                                           ======================================================================

  Year Ended December 31, 1999
       Allowance for Doubtful Accounts     $         77       $           13        $        43     $       47
                                           ======================================================================


                           PLM EQUIPMENT GROWTH FUND V

                                INDEX OF EXHIBITS



  Exhibit                                                              Page

     4.   Limited Partnership Agreement of Partnership.                  *

     4.1  First Amendment to the Amended and Restated Limited
          Partnership Agreement                                         52-55

    10.1  Management Agreement between the Partnership and               *
          PLM Investment Management, Inc.

    10.2  Amended and Restated $38,000,000 Loan Agreement,
          dated as of September 26, 1996.                                *

    10.3  Amendment No. 1 to the Amended and Restated $38,000,000
          Loan Agreement, dated as of December 29, 1997.                 *

    10.4  Amendment No. 2 to the Amended and Restated $38,000,000
          Loan Agreement, dated as of August 2, 2000.                    *

          Financial Statements required under Regulation S-X Rule 3-09:

    99.1  Montgomery Partnership.                                       56-64

    99.2  TAP Trust.                                                    65-72




























* Incorporated by reference. See page 24 of this report.