Form 10-Q
period 2002-03-31
PLM EQUIPMENT GROWTH FUND V
filed 2002-05-08
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2002


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

         120 Montgomery Street,
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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)

                                                                               March 31,         December 31,
                                                                               2002                 2001
                                                                           -----------------------------------
ASSETS

Equipment held for operating lease, at cost                                $    73,266          $    73,711
Less accumulated depreciation                                                  (62,931)             (62,572)
                                                                           -----------------------------------
  Net equipment                                                                 10,335               11,139

Cash and cash equivalents                                                        7,081                6,312
Restricted cash                                                                    929                   --
Accounts receivable, less allowance for doubtful
    accounts of $1,423 in 2002 and $664 in 2001                                    988                1,041
Investments in unconsolidated special-purpose entities                           5,016                5,703
Deferred charges, net of accumulated amortization of
    $36 in 2002 and $33 in 2001                                                     11                   14
Prepaid expenses and other assets                                                   76                   34
                                                                           -----------------------------------

      Total assets                                                         $    24,436          $    24,243
                                                                           ===================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                                      $       129          $       410
Due to affiliates                                                                  204                  194
Lessee deposits and reserve for repairs                                          3,140                3,149
                                                                           -----------------------------------
    Total liabilities                                                            3,473                3,753
                                                                           -----------------------------------

Partners' capital:

Limited partners (8,479,516 limited partnership units as of
    March 31, 2002 and 8,533,465 as of December 31, 2001)                       20,963               20,490
General Partner                                                                     --                   --
                                                                           -----------------------------------
    Total partners' capital                                                     20,963               20,490
                                                                           -----------------------------------

      Total liabilities and partners' capital                              $    24,436          $    24,243
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

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                   2002              2001
                                                                               --------------------------------
REVENUES

Lease revenue                                                                  $     2,611      $      2,881
Interest and other income                                                               34                59
Net gain on disposition of equipment                                                    42             1,156
                                                                               --------------------------------
    Total revenues                                                                   2,687             4,096
                                                                               --------------------------------

EXPENSES

Depreciation and amortization                                                          778             1,603
Repairs and maintenance                                                                187               222
Equipment operating expenses                                                             7               205
Insurance expenses                                                                      29               109
Management fees to affiliate                                                            76               122
Interest expense                                                                        --                99
General and administrative expenses to affiliates                                       58               189
Other general and administrative expenses                                              153               172
Provision for bad debts                                                                759                 4
                                                                               --------------------------------
    Total expenses                                                                   2,047             2,725
                                                                               --------------------------------

Equity in net income (loss) of unconsolidated special-purpose entities                (202)              377
                                                                               --------------------------------

      Net income                                                               $       438      $      1,748
                                                                               ================================

PARTNERS' SHARE OF NET INCOME

Limited partners                                                               $       438      $      1,629
General Partner                                                                         --               119
                                                                               --------------------------------

Total                                                                          $       438      $      1,748
                                                                               ================================

Limited partners' net income per weighted-average
     limited partnership unit                                                  $      0.05      $       0.18
                                                                               ================================

Cash distribution                                                              $        --      $      1,719
                                                                               ================================

Cash distribution per weighted-average limited partnership unit                $        --      $       0.18
                                                                               ================================












       See accompanying notes to unaudited condensed financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                            ( A Limited Partnership)
                  CONDENSED STATEMENTS OF CHANGES IN PARTNERS'
                CAPITAL For the period from December 31, 2000 to
                                 March 31, 2002
                            (in thousands of dollars)
                                   (unaudited)


                                                            Limited              General
                                                            Partners             Partner               Total
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 2000               $   21,446            $    --             $   21,446

Net income                                                     3,149                119                  3,268

Purchase of limited partnership units                         (2,504)                --                 (2,504)

Cash distribution                                             (1,601)              (119)                (1,720)
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 2001                   20,490                 --                 20,490

Net income                                                       438                 --                    438

Canceled purchase of limited partnership units                    35                 --                     35
                                                          -------------------------------------------------------

  Partners' capital as of March 31, 2002                  $   20,963            $    --             $   20,963
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

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                                  2002          2001
                                                                              -----------------------------
 OPERATING ACTIVITIES

 Net income                                                                    $      438    $    1,748
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                      778         1,603
   Provision for bad debts                                                            759             4
   Net gain on disposition of equipment                                               (42)       (1,156)
   Equity in net (income) loss from unconsolidated
       special-purpose entities                                                       202          (377)
   Changes in operating assets and liabilities, net:
     Restricted cash                                                                 (929)          (24)
     Accounts receivable, net                                                        (655)          392
     Prepaid expenses and other assets                                                (42)          (25)
     Accounts payable and accrued expenses                                            (67)          (88)
     Due to affiliates                                                                 10            10
     Lessee deposits and reserve for repairs                                           (9)          223
                                                                               ---------------------------
       Net cash provided by operating activities                                      443         2,310
                                                                               ---------------------------

 INVESTING ACTIVITIES

 Payments for capitalized repairs                                                      --            (4)
 Distributions from unconsolidated special-purpose entities                           485           736
 Proceeds from disposition of equipment                                                55         2,527
                                                                               ---------------------------
       Net cash provided by investing activities                                      540         3,259
                                                                               ---------------------------

 FINANCING ACTIVITIES

 Purchase of limited partnership units                                               (214)           --
 Payments of note payable                                                              --        (1,536)
 Cash distributions paid to limited partners                                           --        (1,600)
 Cash distributions paid to General Partner                                            --          (119)
                                                                               ---------------------------
       Net cash used in financing activities                                         (214)       (3,255)
                                                                               ---------------------------

 Net increase in cash and cash equivalents                                            769         2,314
 Cash and cash equivalents at beginning of period                                   6,312         1,799
                                                                               ---------------------------
 Cash and cash equivalents at end of period                                    $    7,081    $    4,113
                                                                               ===========================

 SUPPLEMENTAL INFORMATION
 Non cash cancellation of purchase of limited partnership units                $       35            --
                                                                               ===========================
 Interest paid                                                                 $       --    $      147
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

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund V (the Partnership) as of March 31, 2002 and December 31, 2001, the unaudited condensed statements of income for the three months ended March 31, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to March 31, 2002, and the unaudited condensed statements of cash flows for the three months ended March 31, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.   SCHEDULE OF PARTNERSHIP PHASES

The Partnership is currently in its investment phase during which the Partnership uses a portion of the cash generated from operations and proceeds from asset sales to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

The Partnership may reinvest its cash flow, surplus cash and equipment sale proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events.

3.   RECLASSIFICATION

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations.

4.   CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital. For the three months ended March 31, 2001, cash distributions totaled $1.7 million. None of the cash distributions to the limited partners for the three months ended March 31, 2001 were deemed to be a return of capital. No cash distributions were paid to the limited partners during the three months ended March 31, 2002.

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of March 31, 2002 and December 31, 2001, included $0.1 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs).

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (continued)

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2002 and 2001 is listed in the following table (in thousands of dollars):

                                                     For the Three Months
                                                        Ended March 31,
                                                     2002            2001
                                                   --------------------------
Management fees                                    $     44       $     90
Data processing and administrative
   expenses                                              24             52

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income in USPEs.

6.   EQUIPMENT

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

                                                 March 31,         December 31,
                                                 2002                 2001
                                             -----------------------------------

Aircraft                                     $    55,172          $   55,172
Rail equipment                                    11,174              11,265
Marine containers                                  4,705               5,059
Trailers                                           2,215               2,215
                                             ------------         -----------
                                                  73,266              73,711
Less accumulated depreciation                    (62,931)            (62,572)
                                             ------------         -----------
    Net equipment                            $    10,335          $   11,139
                                             ============         ===========

As of March 31, 2002, all owned equipment in the Partnership's portfolio was on lease except for 89 railcars with a net book value of $0.4 million. As of December 31, 2001, all owned equipment was on lease except for 87 railcars with a net book value of $0.5 million.

During the three months ended March 31, 2002, the Partnership disposed of marine containers and railcars with an aggregate net book value of $29,000 for proceeds of $0.1 million. During the three months ended March 31, 2001, the Partnership disposed of a marine vessel that was held for sale at December 31, 2000, marine containers, and a railcar with an aggregate net book value of $1.4 million for proceeds of $2.5 million.

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The  Partnership  owns equipment  jointly with  affiliated  programs.  These are single purpose entities that do not have any debt or other financial encumbrances. The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities (in thousands of dollars):

                                                                                    March 31,         December 31,
                                                                                       2002                2001
                                                                                 ----------------------------------
       48% interest in an entity owning a product tanker                         $     3,991         $     4,248
       25% interest in a trust owning two stage III commercial aircraft
                on a direct finance lease                                                814                 855
       50% interest in an entity owning a product tanker                                 211                 600
                                                                                 ------------        ------------
         Net investments                                                         $     5,016         $     5,703
                                                                                 ============        ============


                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES (continued)


As of March 31, 2002 and December 31, 2001, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

8.   Operating Segments

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine              Marine
     For the three months ended            Aircraft   Vessel    Railcar   Container  Trailer
             March 31, 2002                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,040  $     --   $    392  $     73   $    106  $     --   $  2,611
       Interest income and other                 --        --          4        --         --        30         34
       Gain (loss) on disposition of             --        --         (1)       43         --        --         42
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,040        --        395       116        106        30      2,687
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                         9        --        141        --         57        16        223
       Depreciation and amortization            543        --        133        68         31         3        778
       Management fees to affiliate              33        --         34         4          5        --         76
       General and administrative expenses       68        --         22        --         16       105        211
       Provision for bad debts                  753        --         --        --          6        --        759
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,406        --        330        72        115       124      2,047
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs        25      (227)        --        --         --        --       (202)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    659  $   (227)  $     65  $     44   $     (9) $    (94)  $    438
                                           ========================================================================

     Total assets as of March 31, 2002     $  9,994  $  4,201   $  2,120  $    354   $    564  $  7,203   $ 24,436
                                           ========================================================================

                                                      Marine              Marine
     For the three months ended            Aircraft   Vessel    Railcar   Container  Trailer
             March 31, 2001                Leasing   Leasing    Leasing   Leasing    Leasing    Other(2)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,145  $     --   $    536  $    109   $     91  $     --   $  2,881
       Interest income and other                 --        --         --        --         --        59         59
       Gain (loss) on disposition of             --     1,116         (4)       44         --        --      1,156
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,145     1,116        532       153         91        59      4,096
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                        18       277        140        --         40        61        536
       Depreciation and amortization          1,342        --        135        88         32         6      1,603
       Interest expense                          --        --         --        --         --        99         99
       Management fees to affiliate              76        --         36         5          5        --        122
       General and administrative expenses       14        19         13        --         10       305        361
       Provision for (recovery of) bad           --        --          7        --         (3)       --          4
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,450       296        331        93         84       471      2,725
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs               74       303         --        --         --        --        377
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    769  $  1,123   $    201  $     60   $      7  $   (412)  $  1,748
                                           ========================================================================



(1) Includes certain assets not identifiable to a specific segment such as cash, certain accounts receivable, deferred charges and prepaid expenses. Also includes certain interest income and costs not identifiable to a particular segment, such as certain amortization, general and administrative and operations support expenses.
(2) Includes interest income and costs not identifiable to a particular segment, such as interest expense and certain amortization, general and administrative and operations support expenses.

                           PLM EQUIPMENT GROWTH FUND V
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

9.   NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2002 and 2001, was 8,498,098 and 9,065,911, respectively.

10.  LIMITED PARTNERSHIP UNITS

During 2001, the General Partner agreed to purchase 594,820 limited partnership units and paid $2.5 million to the purchasing agent for this purchase.

The purchasing agent purchased 53,949 units during the three months ended March 31, 2002 and 532,446 units as of December 31, 2001, which is reflected as a reduction in Partnership units. Under the terms of the purchase agreement, only the units held by the owner on the date of the agreement were eligible to be purchased. The General Partner has not been able to purchase the remaining 8,425 units due to the eligible owners selling the units in the open market. The General Partner has determined that the remaining units will not be purchased and has submitted a $35,000 refund request from the purchasing agent that is included in accounts receivable on the accompanying unaudited condensed balance sheet as of March 31, 2002.

11.  SUBSEQUENT EVENT

In April 2002, PLM International, Inc. (PLMI) extended the $10.0 million warehouse facility and added the Partnership as an additional borrower which was shared by PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI which is the parent company of FSI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than July 11, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers. This facility expires on July 11, 2002. The General Partner is currently in the process of renewing the warehouse facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND V'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment remained approximately the same during the three months ended March 31, 2002, compared to the same period of 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                  For the Three Months
                                                    Ended March 31,
                                                 2002             2001
                                               ---------------------------
Aircraft                                       $ 2,031          $ 2,127
Railcars                                           251              396
Marine containers                                   73              109
Trailers                                            49               51
Marine vessel                                       --             (277)

Aircraft: Aircraft lease revenues and direct expenses were $2.0 million and $9,000, respectively, for the three months ended March 31, 2002, compared to $2.1 million and $18,000, respectively, during the same period of 2001. The decrease in aircraft lease revenues of $0.1 million during the first quarter of 2002 was due to the reduction in the lease rate on two of the Partnership's owned aircraft compared to 2001.

Railcars: Railcar lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the three months ended March 31, 2002, compared to $0.5 million and $0.1 million, respectively, during the same period of 2001. The decrease in railcar lease revenues of $0.1 million was due to the increase in the number of off-lease railcars during the three months ended March 31, 2002 compared to 2001.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $-0-, respectively, for the three months ended March 31, 2002,and 2001. The decrease in marine container contribution was due to the disposal of marine containers during 2002 and 2001.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2002, compared to $0.1 million and $40,000, respectively, during the same period of 2001.

Marine vessel: The Partnership sold the remaining owned marine vessel during the first quarter of 2001. Marine vessel lease revenues and direct expenses were $-0- and $0.3 million, respectively, for the three months ended March 31, 2001.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.8 million for the three months ended March 31, 2002 decreased from $2.2 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.8 million decrease in depreciation and amortization expenses from 2001 levels was due to certain assets being fully depreciated during 2001;

     (ii) A $0.1 million decrease in interest expense from 2001 levels was due to the payoff of all of the Partnership's outstanding debt during the second quarter of 2001;

     (iii) A $0.2 million decrease in general and administrative expenses during the three months ended March 31, 2002 resulted from lower allocations by the General Partner for office services and data processing services of $0.1 million and lower bank service charges of $19,000;

     (iv) A $46,000 decrease in management fees was due to a lower lease revenues earned during the first quarter of 2002 compared to 2001;and

     (v) A $0.8 million increase in the provision for bad debts was based on the Manager's evaluation of the collectability of receivables compared to 2001. The provision for bad debt expense recorded in the first quarter of 2002 of $0.8 million was primarily related to one aircraft lessee

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the first quarter of 2002 totaled $42,000, and resulted from the sale of marine containers and railcars with an aggregate net book value of $29,000 for proceeds of $0.1 million. The net gain on the disposition of equipment for the first quarter of 2001 totaled $1.2 million, and resulted from the sale of a marine vessel, marine containers, and a railcar with a net book value of $1.4 million, for proceeds of $2.5 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income (loss) generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                         For the Three Months
                                                          Ended March 31,
                                                       2002             2001
                                                     ---------------------------
Aircraft                                             $    25          $    74
Marine vessels                                          (227)             303
                                                     ---------------------------
    Equity in net income (loss) of USPEs             $  (202)         $   377
                                                     ===========================

Marine vessels: As of March 31, 2002 and 2001, the Partnership owned interests in two entities owning a total of two marine vessels. During the first quarter of 2002, lease revenues of $1.0 million were offset by depreciation expense, direct expenses and administrative expenses of $1.2 million. During the same period of 2001, lease revenues of $1.8 million were offset by depreciation expense, direct expenses and administrative expenses of $1.5 million.

Lease revenues decreased $0.8 million during the three months ended March 31, 2002 primarily due to a decrease in voyage charter lease rates compared to the same period of 2001.

Depreciation expense, direct expenses, and administrative expenses decreased $0.2 million during the three months ended March 31, 2002 compared to the same period of 2001. A decrease in direct expenses of $0.2 million was due to the one marine vessel incurring lower operating costs of $0.1 million and lower repairs and maintenance of $0.1 million.

Aircraft: As of March 31, 2002 and 2001, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the three months ended March 31, 2002, the contribution from this trust decreased $49,000 due to the leases for the aircraft in the trust being renegotiated at a lower rate.

(E)  Net Income

As a result of the foregoing, the Partnership's net income for the three months ended March 31, 2002 was $0.4 million, compared to net income of $1.7 million during the same period in 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the first quarter of 2002 is not necessarily indicative of future periods.

(II) CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances.
Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

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

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment and investments in USPEs to determine if the carrying value of the assets may not be recoverable due to current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

(III)    FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 2002, the Partnership generated $0.9 million in operating cash (net cash provided by operations plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain working capital reserves.

During the three months ended March 31, 2002, the Partnership disposed of owned equipment and received aggregate proceeds of $0.1 million.

Restricted cash increased during the three months ended March 31, 2002 due to the deposit of $0.9 million into an escrow account related to collection efforts from an aircraft lessee.

Accounts receivable decreased $0.1 million during the three months ended March 31, 2002 due to the timing of cash receipts.

Investments in USPEs decreased $0.7 million during the three months ended March 31, 2002 due to cash distributions of $0.5 million to the Partnership from the USPEs and a $0.2 million loss that was recorded by the Partnership for its equity interests in the USPEs.

Accounts payable decreased $0.3 million during the three months ended March 31, 2002 due to the payment of $0.2 million to the purchasing agent for the purchase of Partnership units that was accrued at December 31, 2001 and a decrease of $0.1 million due to the timing of payments to vendors.

In April 2002, PLM International, Inc. (PLMI) extended the $10.0 million warehouse facility and added the Partnership as an additional borrower which was shared by PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI which is the parent company of PLM Financial Services, Inc.. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than July 11, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers. This facility expires on July 11, 2002. The General Partner is currently in the process of renewing the warehouse facility.

As of May 8, 2002, the Partnership had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

(IV) OUTLOOK FOR THE FUTURE

Several factors may affect the Partnership's operating performance during the remainder of 2002 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Partnership's contribution during the remainder of 2002 and beyond include:

(1) The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment. In addition, some of the Partnership's refrigerated marine containers have become delaminated. This condition lowers the demand for these marine containers and has lead to declining lease rates and lower utilization on containers with this problem;

(2) Railcar loadings in North America for the first quarter of 2002 were below those of 2001. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated;

(3) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's marine vessel began to decrease during the later half of 2001. This trend is expected to continue through the first half of 2002;

(4) Industry wide utilization of inter-modal trailers decreased 8% in the first quarter of 2002 compared to the first quarter of 2001. This may lead to lower utilization of the Partnership's trailers as existing leases expire; and

(5) The airline industry began to see lower passenger travel during 2001. The tragic events on September 11, 2001 worsened the situation. As a result of this and general uncertainty in the airline industry, the Partnership has had to renegotiate leases on its owned aircraft and partially owned aircraft on a direct finance lease during 2001 that will result in a decrease in revenues during 2002. During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return these aircraft. As of March 31, 2002, the lessee has not remitted seven lease payments due to the Partnership. The Partnership has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to the lessee. The lease, with an expiration date of October 2002, has certain return condition requirements for each aircraft. The General Partner has recorded an allowance for bad debts for the amount due less the security deposit.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to equipment markets in which it determines it cannot operate equipment to achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections

The Partnership may reinvest its cash flow, surplus cash, and equipment sale proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. Surplus funds, if any, less reasonable reserves, may be distributed to the partners. The Partnership will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 2002, 87% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees'. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     10.1 Warehousing Credit Agreement among PLM International, Inc., PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC., and Imperial Bank and PFF Bank and Trust dated April 13, 2001.

     10.2 First amendment to the Warehouse Credit Agreement dated December 21, 2001.

     10.3 Second amendment to the Warehouse Credit Agreement, dated April 12, 2002.

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



                             PLM EQUIPMENT GROWTH FUND V

                             By:  PLM Financial Services, Inc.
                                  General Partner



Date:   May 8, 2002          By:   /s/ Stephen M. Bess
                                  -----------------------------------
                                  Stephen M. Bess
                                  President and Current Chief Accounting Officer