Form 10-Q
period 2002-06-30
PLM EQUIPMENT GROWTH FUND V
filed 2002-08-14
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-Q




     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR  THE  FISCAL  QUARTER  ENDED  JUNE  30,  2002


     [  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE
             SECURITIES  EXCHANGE  ACT  OF  1934
             FOR  THE  TRANSITION  PERIOD  FROM     TO


                         COMMISSION FILE NUMBER 01-19203
                             _______________________



                           PLM EQUIPMENT GROWTH FUND V
             (Exact name of registrant as specified in its charter)


                     CALIFORNIA                         94-3104548
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)           Identification No.)

            450 CARILLON PARKWAY, SUITE 200
                  ST. PETERSBURG, FL                      33716
                (Address of principal                   (Zip code)
                  executive offices)


       Registrant's telephone number, including area code: (727) 803-8200
                             _______________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes    X  No  ____
                                             ----

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                            CONDENSED BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)


                                                                  June 30,              December 31,
                                                                    2002                     2001
                                                                  -------                  ---------
ASSETS

Equipment held for operating lease, at cost                       $ 72,929                 $ 73,711
Less accumulated depreciation                                      (63,367)                 (62,572)
                                                                  ---------                ---------
  Net equipment                                                      9,562                   11,139


Cash and cash equivalents                                            9,335                    6,312
Restricted cash                                                         81                       --
Accounts receivable, less allowance for doubtful
    accounts of $2,176 in 2002 and $664 in 2001                        855                    1,041
Investments in unconsolidated special-purpose entities               4,710                    5,703
Deferred charges, net of accumulated amortization of
    $39 in 2002 and $33 in 2001                                          7                       14
Prepaid expenses and other assets                                       54                       34
                                                                  ---------                ---------
      Total assets                                                $ 24,604                 $ 24,243



LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

Accounts payable and accrued expenses                           $   110  $   410
Due to affiliates                                                   160      194
Lessee deposits and reserve for repairs                           3,148    3,149
                                                                -------  -------
    Total liabilities                                             3,418    3,753

Partners' capital:

Limited partners (8,479,516 limited partnership units in 2002
    and 8,533,465 in 2001)                                       21,186   20,490
General Partner                                                      --       --
                                                                -------  -------
    Total partners' capital                                      21,186   20,490

                                                                -------  -------
      Total liabilities and partners' capital                   $24,604  $24,243
                                                                =======  =======













       See accompanying notes to unaudited condensed financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)


                                                                       For the Three Months           For the Six Months
                                                                           Ended June 30,                Ended June 30,
                                                                      2002              2001        2002              2001
                                                                    -------            -------     -------          -------
REVENUES

Lease revenue                                                        $2,372           $2,791        $4,983          $5,672
Interest and other income                                                30               88            64             147
Net gain on disposition of equipment                                     29               18            71           1,174
                                                                     ------           ------        ------          -------
    Total revenues                                                    2,431            2,897         5,118           6,993

EXPENSES

Depreciation and amortization                                           759            1,621         1,537           3,224
Repairs and maintenance                                                 161              215           348             437
Equipment operating expenses                                             17              119            24             324
Insurance expense                                                        29               13            58             122
Management fees to affiliate                                             28              131           104             253
Interest expense                                                         --               42            --             141
General and administrative expenses
      to affiliates                                                      69              101           127             290
Other general and administrative expenses                               235              134           388             306
Provision for (recovery of) bad debts                                   753              (7)         1,512              (3)
                                                                     ------           ------        ------          -------
    Total expenses                                                    2,051            2,369         4,098           5,094

Equity in net income (loss) of unconsolidated
      special-purpose entities                                         (157)             468          (359)            845
                                                                     ------           ------        ------          -------
Net income                                                           $  223           $  996        $  661          $2,744

PARTNERS' SHARE OF NET INCOME:

Limited partners                                                     $  223           $  996        $  661          $2,625
General Partner                                                          --               --            --             119
                                                                     ------           ------        ------          -------
Total                                                                $  223           $  996        $  661          $2,744
                                                                     ------           ------        ------          -------
Net income per weighted-average
    limited partnership unit                                         $ 0.03           $ 0.11        $ 0.08          $ 0.29
                                                                     ------           ------        ------          -------
Cash distribution                                                    $   --           $   --        $   --          $1,719
                                                                     ------           ------        ------          -------
Cash distribution per weighted-average
    limited partnership unit                                         $   --           $   --        $   --          $ 0.18
                                                                     ======           =======       =======         =======







       See accompanying notes to unaudited condensed financial statements.


                           PLM EQUIPMENT GROWTH FUND V
                            ( A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 2000 TO JUNE 30, 2002
                            (in thousands of dollars)
                                   (unaudited)


                                                          Limited         General
                                                         Partners         Partner             Total
                                                         --------        --------            -------
  Partners' capital as of December 31, 2000               $21,446         $  --             $21,446

Net income                                                  3,149           119               3,268

Purchase of limited partnership units                      (2,504)           --              (2,504)

Cash distribution                                          (1,601)         (119)             (1,720)
                                                          --------        ------            --------
  Partners' capital as of December 31, 2001                20,490            --              20,490

Net income                                                    661            --                 661

Canceled purchase of limited partnership units                 35            --                  35
                                                          --------        ------            --------
  Partners' capital as of June 30, 2002                   $21,186         $  --             $21,186
                                                          ========        ======            ========



















       See accompanying notes to unaudited condensed financial statements.




                          PLM EQUIPMENT GROWTH FUND V
                            (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (unaudited)

                                                                                 For the Six Months
                                                                                    Ended June 30,
                                                                                   2002      2001
                                                                                  -----------------
OPERATING ACTIVITIES

Net income                                                                       $   661   $ 2,744
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                    1,537     3,224
  Provision for (recovery of) bad debts                                            1,512        (3)
  Net gain on disposition of equipment                                               (71)   (1,174)
  Equity in net (income) loss from unconsolidated
      special-purpose entities                                                       359      (845)
  Changes in operating assets and liabilities:
    Restricted cash                                                                  (81)      (48)
    Accounts receivable                                                           (1,308)      655
    Prepaid expenses and other assets                                                (20)       (8)
    Accounts payable and accrued expenses                                            (86)     (136)
    Due to affiliates                                                                (34)      (45)
    Lessee deposits and reserve for repairs                                           (1)      360
                                                                                 --------  --------
      Net cash provided by operating activities                                    2,468     4,724


INVESTING ACTIVITIES

Payments for capitalized repairs                                                      --        (3)
Distributions from unconsolidated special-purpose entities                           634     1,352
Proceeds from disposition of equipment                                               100     2,561
                                                                                 --------  --------
      Net cash provided by investing activities                                      734     3,910


FINANCING ACTIVITIES

Payment for limited partnership units                                               (214)       --
Canceled purchase of limited partnership units                                        35        --
Payments of note payable                                                              --    (5,474)
Cash distributions paid to limited partners                                           --    (1,600)
Cash distributions paid to General Partner                                            --      (119)
                                                                                 --------  --------
      Net cash used in financing activities                                         (179)   (7,193)

Net increase in cash and cash equivalents                                          3,023     1,441
Cash and cash equivalents at beginning of period                                   6,312     1,799
                                                                                 --------  --------
Cash and cash equivalents at end of period                                       $ 9,335   $ 3,240
                                                                                 ========  ========

SUPPLEMENTAL INFORMATION
Interest paid                                                                    $    --   $   224
                                                                                 ========  ========








       See accompanying notes to unaudited condensed financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund V (the Partnership) as of June 30, 2002 and December 31, 2001, the unaudited condensed statements of income for the three and six months ended June 30, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to June 30, 2002, and the unaudited condensed statements of cash flows for the six months ended June 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.     Schedule  of  Partnership  Phases
       ---------------------------------

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

3.     Reclassification
       ----------------

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations.

4.     Cash  Distributions
       -------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital. For the six months ended June 30, 2001, cash distributions totaled $1.7 million. None of the cash distributions to the limited partners for the six months ended June 30, 2001 were deemed to be a return of capital. No cash distributions were paid to the limited partners during the six months ended June 30, 2002.

5.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

The balance due to affiliates as of June 30, 2002 and December 31, 2001, included $0.1 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs).

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     Transactions  with  General  Partner  and  Affiliates  (continued)
       -----------------------------------------------------

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2002 and 2001 is listed in the following table (in thousands of dollars):


                                                          For the Three Months        For the Six Months
                                                              Ended June 30,            Ended June 30,
                                                          2002            2001        2002          2001
                                                          ====================        ==================
Management fees                                           $  71          $ 103        $ 116        $ 193
Data processing and administrative
   expenses                                                  30             32           53           84



These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

6.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):



                                         June 30,              December 31,
                                           2002                     2001
                                         -------                  ---------
Aircraft                                 $ 55,172                 $ 55,172
Rail equipment                             11,154                   11,265
Marine containers                           4,388                    5,059
Trailers                                    2,215                    2,215
                                          -------                  --------
                                           72,929                   73,711
Less accumulated depreciation             (63,367)                 (62,572)
                                          -------                  --------
    Net equipment                        $  9,562                 $ 11,139
                                         ========                 =========



As of June 30, 2002, all owned equipment in the Partnership's portfolio was on lease except for 98 railcars with a net book value of $0.4 million. As of December 31, 2001, all owned equipment was on lease except for 87 railcars with a net book value of $0.5 million.

During the six months ended June 30, 2002, the Partnership disposed of marine containers and railcars with an aggregate net book value of $46,000 for proceeds of $0.1 million. During the six months ended June 30, 2001, the Partnership disposed of a marine vessel that was held for sale at December 31, 2000, marine containers, and a railcar with an aggregate net book value of $1.4 million for proceeds of $2.6 million.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Investments  in  Unconsolidated  Special-Purpose  Entities
       ----------------------------------------------------------

The Partnership owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances. The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities (in thousands of dollars):

                                                                          June 30, December 31,
                                                                           2002         2001
                                                                         =========   ==========
48% interest in an entity owning a product tanker                        $  3,647        $4,248
25% interest in a trust owning two stage III commercial aircraft
         on a direct finance lease                                            742           855
50% interest in an entity owning a product tanker                             321           600
                                                                         --------        ------
    Net investments                                                      $  4,710        $5,703
                                                                         ========        ======



As of June 30, 2002 and December 31, 2001, all jointly-owned equipment in the Partnership's USPE portfolio was on lease except the Partnership's interest in an entity owning a product tanker with a net investment of $0.3 million.

8.     Operating  Segments
       -------------------

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):


                                                        Marine                 Marine
For the three months ended                  Aircraft    Vessel     Railcar   Container    Trailer
      June 30, 2002                          Leasing    Leasing    Leasing    Leasing     Leasing   Other 1    Total

REVENUES
  Lease revenue                             $   1,867  $     --   $    392   $       49  $     64   $     --  $ 2,372
  Interest income and other                        --        --         --           --        --         30       30
  Gain (loss) on disposition of equipment          --        --         (2)          31        --         --       29
                                            ---------  --------   ---------  ----------  --------   --------  --------
     Total revenues                             1,867        --        390           80        64         30    2,431


COSTS AND EXPENSES
  Operations support                               17        --        131            1        42         16      207
  Depreciation and amortization                   529        --        131           64        32          3      759
  Management fees to affiliates                    14        --         11            1         2         --       28
  General and administrative expenses              31        --         32           --        16        225      304
  Provision for bad debts                         753        --         --           --        --         --      753
                                            ---------  --------   ---------  ----------  --------   --------  --------
      Total costs and expenses                  1,344        --        305           66        92        244    2,051
                                            ---------  --------   ---------  ----------  --------   --------  --------
Equity in net income (loss) of USPEs               20      (177)        --           --        --         --     (157)
                                            ---------  --------   ---------  ----------  --------   --------  --------
Net income (loss)                           $     543  $   (177)  $     85   $       14  $    (28)  $   -214  $   223
                                            =========  =========  =========  ==========  =========  ========  ========

Total assets as of June 30, 2002            $   8,470  $  3,969   $  1,972   $      257  $    512   $  9,424  $24,604
                                            =========  =========  =========  ==========  =========  ========  ========





1 Includes certain assets not identifiable to a specific segment such as cash, certain accounts receivable, deferred charges and prepaid expenses. Also includes certain interest income and costs not identifiable to a particular segment, such as certain amortization, general and administrative and operations support expenses.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.  Operating  Segments  (continued)


                                                    Marine                Marine
For the three months ended              Aircraft    Vessel    Railcar   Container   Trailer
      June 30, 2001                      Leasing   Leasing    Leasing    Leasing    Leasing   Other 2    Total

REVENUES
  Lease revenue                         $   2,145  $     --  $    447   $      107  $     92  $     --  $2,791
  Interest income and other                    33        --        --           --        --        55      88
  Gain on disposition of equipment             --        --        --           18        --        --      18
                                        ---------  --------  --------   ----------  --------  --------  -------
     Total revenues                         2,178        --       447          125        92        55   2,897


COSTS AND EXPENSES
  Operations support                           11        71       194           --        54        17     347
  Depreciation and amortization             1,342        --       148           81        32        18   1,621
  Interest expense                             --        --        --           --        --        42      42
  Management fees to affiliates                89        --        32            5         5        --     131
  General and administrative expenses           4         4         9           --        21       197     235
  Provision for bad debts                     753        --        (7)          --        --        --      (7)
                                        ---------  --------  --------   ----------  --------  --------  -------
      Total costs and expenses              1,446        75       376           86       112       274   2,369
                                        ---------  --------  --------   ----------  --------  --------  -------
Equity in net income (loss) of USPEs           74       394        --           --        --        --     468
                                        ---------  --------  --------   ----------  --------  --------  -------
Net income (loss)                       $     806  $    319  $     71   $       39  $    (20) $   (219) $  996
                                        =========  ========  =========  ==========  ========= ========= =======




                                                        Marine                 Marine
For the six months ended                    Aircraft    Vessel     Railcar   Container    Trailer
      June 30, 2002                          Leasing    Leasing    Leasing    Leasing     Leasing    Other 1    Total

REVENUES
  Lease revenue                             $   3,907  $     --   $    784   $      122  $    170   $     --   $4,983
  Interest income and other                        --        --          4           --        --         60       64
  Gain (loss) on disposition of equipment          --        --         (3)          74        --         --       71
                                            ---------  --------   ---------  ----------  --------   --------   -------
     Total revenues                             3,907        --        785          196       170         60    5,118


COSTS AND EXPENSES
  Operations support                               26        --        272            1        99         32      430
  Depreciation and amortization                 1,072        --        264          132        63          6    1,537
  Management fees to affiliates                    47        --         45            5         7         --      104
  General and administrative expenses              99        --         54           --        32        330      515
  Provision for bad debts                       1,506        --         --           --         6         --    1,512
                                            ---------  --------   ---------  ----------  --------   --------   -------
      Total costs and expenses                  2,750        --        635          138       207        368    4,098
                                            ---------  --------   ---------  ----------  --------   --------   -------
Equity in net income (loss) of USPEs               45      (404)        --           --        --         --     (359)
                                            ---------  --------   ---------  ----------  --------   --------   -------
Net income (loss)                           $   1,202  $   (404)  $    150   $       58  $    (37)  $   (308)  $  661
                                            =========  =========  =========  ==========  =========  =========  =======







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

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.     Operating  Segments  (continued)
       -------------------



                                                        Marine                Marine
For the six months ended                    Aircraft    Vessel    Railcar   Container    Trailer
      June 30, 2001                          Leasing   Leasing    Leasing    Leasing     Leasing    Other 1    Total

REVENUES
  Lease revenue                             $   4,290  $     --  $    983   $      216  $    183   $     --   $5,672
  Interest income and other                        33        --        --           --        --        114      147
  Gain (loss) on disposition of equipment          --     1,116        (4)          62        --         --    1,174
                                            ---------  --------  ---------  ----------  --------   --------   -------
     Total revenues                             4,323     1,116       979          278       183        114    6,993


COSTS AND EXPENSES
  Operations support                               29       348       334           --        94         78      883
  Depreciation and amortization                 2,684        --       283          169        64         24    3,224
  Interest expense                                 --        --        --           --        --        141      141
  Management fees to affiliates                   165        --        68           10        10         --      253
  General and administrative expenses              18        23        22           --        31        502      596
  Recovery of bad debts                            --        --        --           --        (3)        --       (3)
                                            ---------  --------  ---------  ----------  --------   --------   -------
      Total costs and expenses                  2,896       371       707          179       196        745    5,094
                                            ---------  --------  ---------  ----------  --------   --------   -------
Equity in net income of USPEs                     148       697        --           --        --         --      845
                                            ---------  --------  ---------  ----------  --------   --------   -------
Net income (loss)                           $   1,575  $  1,442  $    272   $       99  $    (13)  $   (631)  $2,744
                                            =========  ========  =========  ==========  =========  =========  =======




9.     Net  Income  Per  Weighted-Average  Limited  Partnership  Unit
       --------------------------------------------------------------

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2002, was 8,479,516 and 8,488,756, respectively. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2001 was 9,065,911.








                      (This space intentionally left blank)











1     Includes  interest  income  and  costs  not  identifiable  to a particular segment, such as interest expense and certain amortization, general and administrative and operations support expenses.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.     Limited  Partnership  Units
        ---------------------------

During 2001, the General Partner agreed to purchase 594,820 limited partnership units and paid $2.5 million to the purchasing agent for this purchase.

The purchasing agent purchased 53,949 units during the six months ended June 30, 2002 and 532,446 units as of December 31, 2001, which is reflected as a reduction in Partnership units. Under the terms of the purchase agreement, only the units held by the owner on the date of the agreement were eligible to be purchased. The General Partner has not been able to purchase the remaining 8,425 units due to the eligible owners selling the units in the open market.
The General Partner has determined that the remaining units will not be purchased and has received a $35,000 refund from the purchasing agent.

11.     Subsequent  Event
        -----------------

In July 2002, PLM International, Inc. (PLMI), the parent company of FSI, reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.












                      (This space intentionally left blank)

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

(I)     RESULTS  OF  OPERATIONS

Comparison  of  PLM  Equipment  Growth  Fund  V's  (the Partnership's) Operating
--------------------------------------------------------------------------------
Results  for  the  Three  Months  Ended  June  30,  2002  and  2001
-------------------------------------------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 2002, compared to the same period of 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                          For the Three Months
                                              Ended June 30,
                                          2002            2001
                                          ====================
Aircraft                                 $1,850        $2,134
Railcars                                    261           253
Marine containers                            48           107
Trailers                                     22            38
Marine vessel                                --           (71)


Aircraft: Aircraft lease revenues and direct expenses were $1.9 million and $17,000, respectively, for the three months ended June 30, 2002, compared to $2.1 million and $11,000, respectively, during the same period of 2001. The decrease in aircraft lease revenues of $0.3 million during the second quarter of 2002 was due to the reduction in the lease rate on two of the Partnership's owned aircraft compared to 2001.

Railcars: Railcar lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the three months ended June 30, 2002, compared to $0.4 million and $0.2 million, respectively, during the same period of 2001. Railcar lease revenues decreased $39,000 due to the increase in the number of off-lease railcars during the three months ended June 30, 2002 compared to 2001. A decrease of $11,000 was due to certain railcars being released at a lower rate in 2002 than the rate that was in place during 2001. An additional decrease in lease revenues of $5,000 was due to the disposition of railcars during 2001 and 2002.

Marine containers: Marine container lease revenues and direct expenses were $49,000 and $1,000, respectively, for the three months ended June 30, 2002, compared to $0.1 million and $-0-, respectively, during the same period of 2001. The decrease in marine container contribution was due to the disposal of marine containers during 2002 and 2001.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $42,000, respectively, for the three months ended June 30, 2002, compared to $0.1 million and $0.1 million, respectively, during the same period of 2001.

Marine vessel: The Partnership sold the remaining owned marine vessel during 2001. Marine vessel lease revenues and direct expenses were $-0- and $0.1 million, respectively, for the three months ended June 30, 2001.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $1.8 million for the three months ended June 30, 2002 decreased from $2.0 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.9 million decrease in depreciation and amortization expenses from 2001 levels reflects the decrease of $0.8 million resulting from certain assets being fully depreciated during 2001 and a decrease of approximately $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned;

     (ii) A $0.1 million decrease in management fees was the result of a decrease of $30,000 due to lower lease revenues earned and a decrease of $28,000 due to higher provision for bad debts during the second quarter of 2002 compared to 2001;

     (iii) A $42,000 decrease in interest expense from 2001 levels was due to the payoff of all of the Partnership's outstanding debt during the second quarter of 2001;

     (iv) A $0.1 million increase in general and administrative expenses during the three months ended June 30, 2002 resulted from higher administrative and professional services; and

     (v) A $0.8 million increase in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables compared to 2001. The provision for bad debt expense recorded in the second quarter of 2002 of $0.8 million was primarily related to one aircraft lessee.

(C)     Interest  and  Other  Income

Interest and other income decreased $0.1 million during 2002 due to a decrease in the interest rate earned on available cash balances.

(D)     Net  Gain  on  Disposition  of  Owned  Equipment

The net gain on the disposition of equipment for the second quarter of 2002 totaled $29,000, and resulted from the sale of marine containers and railcars with an aggregate net book value of $18,000 for proceeds of $47,000. The net gain on the disposition of equipment for the second quarter of 2001 totaled
$18,000, and resulted from the sale of marine containers with a net book value of $15,000 for proceeds of $33,000.

(E)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income (loss) generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):


                                                              For the Three Months
                                                                  Ended June 30,
                                                               2002           2001
                                                               ===================
Aircraft                                                        $  20         $ 74
Marine vessels                                                   (177)         394
                                                                ------        ----
    Equity in net income (loss) of USPEs                        $(157)        $468
                                                                ======        ====


Aircraft: As of June 30, 2002 and 2001, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the three months ended June 30, 2002, the contribution from this trust decreased $0.1 million due to the leases for the aircraft in the trust being renegotiated at a lower rate.

Marine vessels: As of June 30, 2002 and 2001, the Partnership owned interests in two entities each owning a marine vessel. During the second quarter of 2002, lease revenues of $1.3 million were offset by depreciation expense, direct expenses and administrative expenses of $1.4 million. During the same period of 2001, lease revenues of $2.0 million were offset by depreciation expense, direct expenses and administrative expenses of $1.6 million.

Lease revenues decreased $0.8 million during the three months ended June 30, 2002 primarily due to a decrease in voyage charter lease rates compared to the same period of 2001.



Depreciation expense, direct expenses, and administrative expenses decreased $0.2 million during the three months ended June 30, 2002 compared to the same period of 2001. The decrease in direct expenses of $0.2 million was due to the marine vessels incurring lower repairs and maintenance of $0.3 million partially offset by higher operating costs of $0.1 million.

(F)     Net  Income

As a result of the foregoing, the Partnership's net income for the three months ended June 30, 2002 was $0.2 million, compared to net income of $1.0 million during the same period in 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the second quarter of 2002 is not necessarily indicative of future periods.

Comparison  of the Partnership's Operating Results for the Six Months Ended June
--------------------------------------------------------------------------------
30,  2002  and  2001
--------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2002, compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                         For the Six Months
                                            Ended June 30,
                                        2002            2001
                                        ====================
Aircraft                               $3,881        $4,261
Railcars                                  512           649
Marine containers                         121           216
Trailers                                   71            89
Marine vessel                              --          (348)


Aircraft: Aircraft lease revenues and direct expenses were $3.9 million and $26,000, respectively, for the six months ended June 30, 2002, compared to $4.3 million and $29,000, respectively, during the same period of 2001. The decrease in aircraft lease revenues of $0.4 million during the six months ended June 30, 2002 was due to the reduction in the lease rate on two of the Partnership's owned aircraft compared to 2001.

Railcars: Railcar lease revenues and direct expenses were $0.8 million and $0.3 million, respectively, for the six months ended June 30, 2002, compared to $1.0 million and $0.3 million, respectively, during the same period of 2001. A decrease in railcar lease revenues of approximately $0.1 million was due to the increase in the number of off-lease railcars during the six months ended June 30, 2002 compared to 2001. Additionally, a decrease of approximately $0.1 million was due to certain railcars being released at a lower rate in 2002 than the rate that was in place during 2001.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $1,000, respectively, for the six months ended June 30, 2002, compared to $0.2 million and $-0-, respectively, during the same period of 2001. The decrease in marine container contribution was due to the disposal of marine containers during 2002 and 2001.

Trailers:     Trailer  lease  revenues and direct expenses were $0.2 million and
$0.1  million,  respectively,  for  the six months ended June 30, 2002 and 2001.

Marine vessel: The Partnership sold the remaining owned marine vessel during the six months ended June 30, 2001. Marine vessel lease revenues and direct expenses were $-0- and $0.3 million, respectively, for the six months ended June 30, 2001.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $3.7 million for the six months ended June 30, 2002 decreased from $4.2 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $1.7 million decrease in depreciation and amortization expenses from 2001 levels was due to certain assets being fully depreciated during 2001;

     (ii) A $0.1 million decrease in interest expense from 2001 levels was due to the payoff of all of the Partnership's outstanding debt during the second quarter of 2001;

     (iii) A $0.1 million decrease in general and administrative expenses during the six months ended June 30, 2002 resulted from lower allocations by the General Partner for office services and data processing services;

     (iv) A $0.1 million decrease in management fees was the result of a decrease of $0.1 million due to lower lease revenues earned and a decrease of $0.1 million due to higher provision for bad debts during the six months ended June 30, 2002 compared to 2001; and

     (v) A $1.5 million increase in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables compared to 2001. The provision for bad debts recorded in the six months ended June 30, 2002 of $1.5 million was primarily related to one aircraft lessee.

(C)     Interest  and  Other  Income

Interest and other income decreased $0.1 million during 2002 due to a decrease in the interest rate earned on available cash balances.

(D)     Net  Gain  on  Disposition  of  Owned  Equipment

The net gain on the disposition of owned equipment for the six months ended June 30, 2002 totaled $0.1 million, and resulted from the sale of marine containers and railcars with an aggregate net book value of $46,000 for proceeds of $0.1 million. The net gain on the disposition of owned equipment for the six months ended June 30, 2001 totaled $1.2 million, and resulted from the sale of a marine vessel, marine containers, and a railcar with a net book value of $1.4 million, for proceeds of $2.6 million.

(E)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or (loss) generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):


                                                              For the Six Months
                                                                 Ended June 30,
                                                              2002          2001
                                                              ==================
Aircraft                                                      $  45         $148
Marine vessels                                                 (404)         697
                                                              ------        ----
    Equity in net income (loss) of USPEs                      $(359)        $845
                                                              ======        ====


Aircraft: As of June 30, 2002 and 2001, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the six months ended June 30, 2002, the contribution from this trust decreased $0.1 million due to the leases for the aircraft in the trust being renegotiated at a lower rate.

Marine vessels: As of June 30, 2002 and 2001, the Partnership owned interests in two entities each owning a marine vessel. During the six months ended June 30, 2002, lease revenues of $2.3 million were offset by depreciation expense, direct expenses and administrative expenses of $2.7 million. During the same period of 2001, lease revenues of $3.8 million were offset by depreciation expense, direct expenses and administrative expenses of $3.1 million.

Lease revenues decreased $1.5 million during the six months ended June 30, 2002 primarily due to a decrease in voyage charter lease rates compared to the same period of 2001.

Depreciation expense, direct expenses, and administrative expenses decreased $0.4 million during the six months ended June 30, 2002 compared to the same period of 2001. A decrease in direct expenses of $0.4 million was due to the marine vessels incurring lower repairs and maintenance of $0.3 million and $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(F)     Net  Income

As a result of the foregoing, the Partnership's net income for the six months ended June 30, 2002 was $0.7 million, compared to net income of $2.7 million during the same period in 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2002 is not necessarily indicative of future periods.

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

(III)     FINANCIAL  CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 2002, the Partnership generated $3.1 million in operating cash (net cash provided by operations plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain working capital reserves.

During the six months ended June 30, 2002, the Partnership disposed of owned equipment and received aggregate proceeds of $0.1 million.

Restricted cash increased during the six months ended June 30, 2002 due to the deposit of $0.1 million into an escrow account related to collection efforts from an aircraft lessee.

Accounts receivable decreased $0.2 million in the six months ended June 30, 2002. This decrease was due to increase in the allowance for bad debts of $1.5 million due to the General Partner's evaluation of the collectibility of accounts receivable. This decrease was partially offset by an increase of $1.3 million during the six months ended June 30, 2002 due to the timing of cash receipts.

Investments in USPEs decreased $1.0 million during the six months ended June 30, 2002 due to cash distributions of $0.6 million to the Partnership from the USPEs and a $0.4 million loss that was recorded by the Partnership for its equity interests in the USPEs.

Accounts payable decreased $0.3 million during the six months ended June 30, 2002 due to the payment of $0.2 million to the purchasing agent for the purchase of Partnership units that was accrued at December 31, 2001 and a decrease of $0.1 million due to the timing of payments to vendors.

In July 2002, PLM International, Inc. (PLMI), the parent company of FSI, reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

As of August 13, 2002, the Partnership had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

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

(2) Railcar loadings in North America for the six months ended June 30, 2002 were below those of 2001. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated;

(3) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's marine vessel began to decrease during the latter half of 2001 and through the first six months of 2002. This trend is expected to continue through the latter half of 2002 or until international economies stabilize and begin to improve;

(4) Industry wide utilization of inter-modal trailers decreased 12% during the six months ended June 30, 2002 compared to 2001. This has led to lower utilization of the Partnership's trailers as existing leases expire and may lead to lower utilization during the remainder of 2002; and

(5) The airline industry began to see lower passenger travel during 2001. The tragic events on September 11, 2001 worsened the situation. As a result of this and the general turmoil in the airline industry, the Partnership has had to renegotiate leases on its owned aircraft and partially owned aircraft on a direct finance lease during 2001 that will result in a decrease in revenues during 2002.

In addition, these events have had a negative impact on the fair market value of the Partnership's owned and partially owned aircraft. Although no revaluations were required during 2002 to these aircraft, the General Partner does not expect these aircraft values to return to their previous value in the foreseeable future.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft, notified the General Partner of its intention to return these aircraft. The lessee is located in Brazil, a country currently experiencing economic difficultly. As of June 30, 2002, the lessee has not remitted ten lease payments due to the Partnership. The Partnership has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to the lessee. The lease, with an expiration date of October 2002, has certain return condition requirements for each aircraft. The General Partner has recorded an allowance for bad debts for the amount due less the security deposit and is uncertain of the collectibility of this receivable.

The Partnership also owns two DHC-8-102 commuter aircraft on lease through February 2003 to Allegheny Airlines, Inc., a wholly owned subsidiary of US Airways, both of which declared bankruptcy on August 11, 2002. At June 30, 2002, Allegheny Airlines, Inc. has no outstanding receivables due to the Partnership. The General Partner is unable to determine the impact this will have on the Partnership at this time.


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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2002, 89% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

                           PART II - OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)     Exhibits
             --------


10.1     Third amendment to the Warehouse Credit Agreement, dated July 11, 2002.

     (b)     Reports  on  Form  8-K
             ----------------------

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PLM  EQUIPMENT  GROWTH  FUND  V

                                     By: PLM  Financial  Services,  Inc.
                                         General  Partner



Date:     August  13,  2002              By: /s/  Stephen  M.  Bess
                                            -----------------------
                                            Stephen  M.  Bess
                                            President  and
                                            Current  Chief  Accounting  Officer




CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund V (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.



                                   PLM  EQUIPMENT  GROWTH  FUND  V

                                   By: PLM  Financial  Services,  Inc.
                                       General  Partner



Date:  August  13,  2002               By: /s/  Stephen  M.  Bess
                                           ----------------------
                                           Stephen  M.  Bess
                                           President  and
                                           Current  Chief  Accounting  Officer




Date:  August  13,  2002               By: /s/  James  A.  Coyne
                                           ---------------------
                                           James  A.  Coyne
                                           Chief  Financial  Officer