Form 10-Q
period 2002-09-30
PLM EQUIPMENT GROWTH FUND V
filed 2002-11-13
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-Q




     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR  THE  FISCAL  QUARTER  ENDED  SEPTEMBER  30,  2002


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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)


                                                                  September 30,    December 31,
                                                                      2002            2001
                                                                ===============================
ASSETS

Equipment held for operating lease, at cost. . . . . . . . . .  $       72,507   $      73,711
Less accumulated depreciation. . . . . . . . . . . . . . . . .         (63,708)        (62,572)
                                                                ---------------  --------------
  Net equipment. . . . . . . . . . . . . . . . . . . . . . . .           8,799          11,139


Cash and cash equivalents. . . . . . . . . . . . . . . . . . .           9,408           6,312
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . .             701              --
Accounts receivable, less allowance for doubtful
    accounts of $2,939 in 2002 and $664 in 2001. . . . . . . .           1,167           1,041
Investments in unconsolidated special-purpose entities . . . .           4,377           5,703
Deferred charges, net of accumulated amortization of
    $43 in 2002 and $33 in 2001. . . . . . . . . . . . . . . .               4              14
Prepaid expenses and other assets. . . . . . . . . . . . . . .             112              34
                                                                ---------------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . .  $       24,568   $      24,243
                                                                ===============  ==============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses. . . . . . . . . . . . .  $          171   $         410
Due to affiliates. . . . . . . . . . . . . . . . . . . . . . .             163             194
Lessee deposits and reserve for repairs. . . . . . . . . . . .           3,140           3,149
                                                                ---------------  --------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . .           3,474           3,753
                                                                ---------------  --------------
Commitments and contingencies

Partners' capital:

Limited partners (8,479,516 limited partnership units in 2002
    and 8,533,465 in 2001) . . . . . . . . . . . . . . . . . .          21,094          20,490
General Partner. . . . . . . . . . . . . . . . . . . . . . . .              --              --
                                                                ---------------  --------------
    Total partners' capital. . . . . . . . . . . . . . . . . .          21,094          20,490
                                                                ---------------  --------------

      Total liabilities and partners' capital. . . . . . . . .  $       24,568   $      24,243
                                                                ===============  ==============















       See accompanying notes to unaudited condensed financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)

                                                 For the Three Months    For the Nine Months
                                                  Ended September 30,     Ended September 30,
                                                2002             2001     2002          2001
                                               =============================================
REVENUES

Lease revenue. . . . . . . . . . . . . . . . .  $    2,352   $   2,719   $  7,335   $  8,392
Interest and other income. . . . . . . . . . .          35          48         99        194
Gain on disposition of equipment . . . . . . .         109          29        180      1,203
                                                -----------  ----------  ---------  --------
    Total revenues . . . . . . . . . . . . . .       2,496       2,796      7,614      9,789
                                                -----------  ----------  ---------  --------
EXPENSES

Depreciation and amortization. . . . . . . . .         735       1,454      2,272      4,678
Repairs and maintenance. . . . . . . . . . . .         216         201        564        638
Equipment operating expenses . . . . . . . . .           8        (20)         32        304
Insurance expense. . . . . . . . . . . . . . .          28          41         86        163
Management fees to affiliate . . . . . . . . .          44         120        148        373
Interest expense . . . . . . . . . . . . . . .          --          --         --        141
General and administrative expenses
      to affiliates. . . . . . . . . . . . . .          18          64        145        354
Other general and administrative expenses. . .         235         122        623        428
Provision for bad debts. . . . . . . . . . . .         770          16      2,282         13
                                                -----------  ----------  ---------  --------
    Total expenses . . . . . . . . . . . . . .       2,054       1,998      6,152      7,092
                                                -----------  ----------  ---------  --------
Equity in net income (loss) of unconsolidated
      special-purpose entities . . . . . . . .        (534)      (143)      (893)        702
                                                -----------  ----------  ---------  --------
Net income (loss). . . . . . . . . . . . . . .  $      (92)  $     655   $    569   $  3,399
                                                ===========  ==========  =========  ========
PARTNERS' SHARE OF NET INCOME (LOSS):

Limited partners . . . . . . . . . . . . . . .  $      (92)  $     655   $    569   $  3,280
General Partner. . . . . . . . . . . . . . . .           --         --         --        119
                                                -----------  ----------  ---------  --------
Total. . . . . . . . . . . . . . . . . . . . .  $      (92)  $     655   $    569   $  3,399
                                                ===========  ==========  =========  ========
Net income (loss) per weighted-average
    limited partnership unit . . . . . . . . .  $    (0.01)  $    0.07   $   0.07   $   0.36
                                                ===========  ==========  =========  ========
Cash distribution. . . . . . . . . . . . . . .  $        --   $     --   $     --   $  1,719
                                                ===========  ==========  =========  ========
Cash distribution per weighted-average
    limited partnership unit . . . . . . . . .  $        --   $     --   $     --   $   0.18
                                                ===========  ==========  =========  ========








       See accompanying notes to unaudited condensed financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                            ( A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           FOR THE PERIOD FROM DECEMBER 31, 2000 TO SEPTEMBER 30, 2002
                            (in thousands of dollars)
                                   (unaudited)



                                                 Limited     General
                                                 Partners    Partner    Total
                                                ==============================
  Partners' capital as of December 31, 2000. .  $  21,446   $     --   $21,446

Net income . . . . . . . . . . . . . . . . . .      3,149        119     3,268

Purchase of limited partnership units. . . . .     (2,504)        --    (2,504)

Cash distribution. . . . . . . . . . . . . . .     (1,601)      (119)   (1,720)
                                                ----------  ---------  --------
  Partners' capital as of December 31, 2001. .     20,490         --    20,490

Net income . . . . . . . . . . . . . . . . . .        569         --       569

Canceled purchase of limited partnership units         35         --        35
                                                ----------  ---------  --------
  Partners' capital as of September 30, 2002 .  $  21,094   $     --   $21,094
                                                ==========  =========  ========
































       See accompanying notes to unaudited condensed financial statements.




                              PLM EQUIPMENT GROWTH FUND V
                               (A LIMITED PARTNERSHIP)
                          CONDENSED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS OF DOLLARS)
                                     (unaudited)
                                                               For the Nine Months
                                                               Ended September 30,
                                                               2002          2001
                                                              ======================
OPERATING ACTIVITIES

Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $    569   $  3,399
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .     2,272      4,678
  Provision for bad debts . . . . . . . . . . . . . . . . .     2,282         13
  Gain on disposition of equipment. . . . . . . . . . . . .     (180)     (1,203)
  Equity in net (income) loss of unconsolidated
      special-purpose entities. . . . . . . . . . . . . . .       893       (702)
  Changes in operating assets and liabilities:
    Restricted cash . . . . . . . . . . . . . . . . . . . .     (701)        (65)
    Accounts receivable . . . . . . . . . . . . . . . . . .   (2,391)        489
    Prepaid expenses and other assets . . . . . . . . . . .      (78)         11
    Accounts payable and accrued expenses . . . . . . . . .      (25)        (97)
    Due to affiliates . . . . . . . . . . . . . . . . . . .      (31)        (81)
    Lessee deposits and reserve for repairs . . . . . . . .       (9)        410
                                                             ---------  ---------
      Net cash provided by operating activities . . . . . .     2,601      6,852
                                                             ---------  ---------

INVESTING ACTIVITIES

Payments for capitalized improvements . . . . . . . . . . .        --         (4)
Distributions from unconsolidated special-purpose entities.       433      1,779
Payments of acquisition fees to affiliate . . . . . . . . .        --       (101)
Payments of lease negotiation fees to affiliate . . . . . .        --        (22)
Proceeds from disposition of equipment. . . . . . . . . . .       241      2,613
                                                             ---------  ---------
      Net cash provided by investing activities . . . . . .       674      4,265
                                                             ---------  ---------

FINANCING ACTIVITIES

Payment for limited partnership units . . . . . . . . . . .     (214)         --
Canceled purchase of limited partnership units. . . . . . .        35         --
Payments of note payable. . . . . . . . . . . . . . . . . .        --     (5,474)
Cash distributions paid to limited partners . . . . . . . .        --     (1,600)
Cash distributions paid to General Partner. . . . . . . . .        --       (119)
                                                             ---------  ---------
      Net cash used in financing activities . . . . . . . .     (179)     (7,193)
                                                             ---------  ---------
Net increase in cash and cash equivalents . . . . . . . . .     3,096      3,924
Cash and cash equivalents at beginning of period. . . . . .     6,312      1,799
                                                             ---------  ---------
Cash and cash equivalents at end of period. . . . . . . . .  $  9,408   $  5,723
                                                             =========  =========

SUPPLEMENTAL INFORMATION
Interest paid . . . . . . . . . . . . . . . . . . . . . . .  $     --   $    224
                                                             =========  =========







       See accompanying notes to unaudited condensed financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund V (the Partnership) as of September 30, 2002 and December 31, 2001, the unaudited condensed statements of operations for the three and nine months ended September 30, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to September 30, 2002, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.     Schedule  of  Partnership  Phases
       ---------------------------------

The Partnership is currently in its investment phase during which the Partnership uses cash generated from operations and proceeds from asset dispositions to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

The Partnership may reinvest its cash flow, surplus cash and equipment disposition proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events.

3.     Reclassification
       ----------------

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations.

4.     Cash  Distributions
       -------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital.

No cash distributions were paid to the limited partners during the three and nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, cash distributions totaled $-0- and $1.7 million, respectively.

5.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

The balance due to affiliates as of September 30, 2002 and December 31, 2001, included $0.1 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs).

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     Transactions  with  General  Partner  and  Affiliates  (continued)
       -----------------------------------------------------

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2002 and 2001 is listed in the following table (in thousands of dollars):


                                    For the Three Months       For the Nine Months
                                     Ended September 30,       Ended September 30,
                                     2002           2001       2002          2001
                                    ==============================================
Management fees. . . . . . . . . .  $      (4)  $      65     $     112  $     257
Data processing and administrative
   expenses. . . . . . . . . . . .           3         26            57        124


These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

The Partnership paid FSI $-0- and $0.1 million for equipment acquisition and lease negotiation fees during the nine months ended September 30, 2002 and 2001, respectively.

6.     Equipment
       ---------

Owned  equipment held for operating leases is stated at cost.  The components of



                                 September 30,    December 31,
                                     2002             2001
                               ===============================
Aircraft. . . . . . . . . . .  $       55,172   $      55,172
Rail equipment. . . . . . . .          11,047          11,265
Marine containers . . . . . .           4,089           5,059
Trailers. . . . . . . . . . .           2,199           2,215
                               ---------------  --------------
                                       72,507          73,711
Less accumulated depreciation         (63,708)        (62,572)
                               ---------------  --------------
    Net equipment . . . . . .  $        8,799   $      11,139
                               ===============  ==============

owned  equipment  were  as  follows  (in  thousands  of  dollars):

As of September 30, 2002, all owned equipment in the Partnership's portfolio was on lease except for 84 railcars with a net book value of $0.3 million. As of December 31, 2001, all owned equipment was on lease except for 87 railcars with a net book value of $0.5 million.

During the nine months ended September 30, 2002, the Partnership disposed of marine containers, railcars, and a trailer with an aggregate net book value of $0.1 million for proceeds of $0.3 million. During the nine months ended September 30, 2001, the Partnership disposed of a marine vessel, marine containers, and a railcar with an aggregate net book value of $1.4 million for proceeds of $2.6 million.





                      (This space intentionally left blank)

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Investments  in  Unconsolidated  Special-Purpose  Entities
       ----------------------------------------------------------

The Partnership owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances. Ownership interest is based on the Partnership's contribution towards the cost of the equipment in the USPEs. The Partnership's proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management and acquisition and lease negotiation fees varying among the owners of the USPEs.

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership's proportional share of equity in each entity as of September 30, 2002 and December 31, 2001 (in thousands of dollars):

                                         .            Aero
                                         Clement   California   Lion
As of September 30, 2002               Partnership1  Trust2  Partnership3 Total
                                      =========================================

Assets
-----------------------------------------
  Equipment less accumulated depreciation   $   672    $    --    $ 7,724
  Receivables . . . . . . . . . . . . . .        16        420        110
  Finance lease receivable. . . . . . . .        --      2,763         --
  Other assets. . . . . . . . . . . . .          --          6         --
                                            -------    -------    -------
    Total assets. . . . . . . . . . . .  .  $   688    $ 3,189    $ 7,834
                                            =======    =======    =======
Liabilities
  Accounts payable. . . . . . . . . . .  .  $   198    $     1    $   320
  Due to affiliates . . . . . . . . . .          --          2         31
  Lessee deposits and reserve for repairs        --        420        224
                                            -------    -------    -------
    Total liabilities . . . . . . . . .         198        423        575
                                            -------    -------    -------

Equity. . . . . . . . . . . . . . . . .         490      2,766      7,259
                                            -------    -------    -------
    Total liabilities and equity. . . .     $   688    $ 3,189    $ 7,834
                                            =======    =======    =======

Partnership's share of equity . . . . .     $   230    $   691    $ 3,456    $ 4,377
                                            =======    =======    =======    =======


                                         .            Aero
                                         Clement   California   Lion
As of December 31, 2001                Partnership1  Trust2  Partnership3 Total
                                      =========================================

Assets
-----------------------------------------
  Equipment less accumulated depreciation  $ 1,239    $    --    $ 8,827
  Receivables . . . . . . . . . . . . . .      302        420        776
  Finance lease receivable. . . . . . . .       --      3,449         --
  Other assets. . . . . . . . . . . . . .       --         10         --
                                           -------    -------    -------
    Total assets. . . . . . . . . . . . .  $ 1,541    $ 3,879    $ 9,603
                                           =======    =======    =======
Liabilities
  Accounts payable. . . . . . . . . . .    $   248    $    --    $   111
  Due to affiliates . . . . . . . . . . .       48         39         51
  Lessee deposits and reserve for repairs       --        420        514
                                           -------    -------    -------
    Total liabilities . . . . . . . . . .      296        459        676
                                           -------    -------    -------

Equity. . . . . . . . . . . . . . . . . .    1,245      3,420      8,927
                                           -------    -------    -------
    Total liabilities and equity. . . .    $ 1,541    $ 3,879    $ 9,603
                                           =======    =======    =======

Partnership's share of equity . . . . . .  $   600    $   855    $ 4,248    $ 5,703
                                           =======    =======    =======    =======




1 The Partnership owns a 50% interest of the Clement Partnership that owns a product tanker.
2 The Partnership owns a 25% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3 The Partnership owns a 48% interest in the Lion Partnership that owns a product tanker.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

The tables below set forth 100% of the revenues, direct and indirect expenses and net income (loss) of the entities in which the Partnership has an interest, and the Partnership's proportional share of income (loss) in each entity for the three and nine months ended September 30, 2002 and 2001 (in thousands of dollars):

                                         .            Aero
For the three months ended               Clement   California   Lion
 September 30, 2002                   Partnership1  Trust2  Partnership3 Total
                                      =========================================

  Revenues . . . . . . . . . . . . . . . $   191    $   119    $ 1,013
  Less: Direct expenses. . . . . . . . .     762          5        977
            Indirect expenses. . . . .       173         29        427
                                         --------   --------   --------
    Net income (loss). . . . . . . . .  $  (744)    $    85    $  (391)
                                         ========   ========   ========

Partnership's share of net income (loss) $ (381)    $    22    $  (175)    $ (534)
                                         ========   ========   ========    =======


                                         .            Aero
For the three months ended               Clement   California   Lion
 September 30, 2001                   Partnership1  Trust2  Partnership3 Total
                                      =========================================

  Revenues . . . . . . . . . . . . . .    $   570    $  328    $ 2,097
  Less: Direct expenses. . . . . . . .      1,075         6      1,151
            Indirect expenses. . . . .        222        39        600
                                          -------    ------    -------
    Net income (loss). . . . . . . . .    $ (727)    $  283    $   346
                                          =======    ======    =======

Partnership's share of net income (loss)  $ (378)    $   71    $   164    $ (143)
                                          =======    ======    =======    =======


                                         .            Aero
For the nine months ended               Clement   California   Lion
 September 30, 2002                   Partnership1  Trust2  Partnership3 Total
                                      =========================================

  Revenues . . . . . . . . . . . . . .    $  1,876    $  384    $ 4,009
  Less: Direct expenses. . . . . . . .       2,601        17      3,101
            Indirect expenses. . . . .         654       101      1,429
                                          --------    ------    --------
    Net income (loss). . . . . . . . .    $(1,379)    $  266    $  (521)
                                          ========    ======    ========

Partnership's share of net income (loss)  $  (723)    $   67    $  (237)    $ (893)
                                          ========    ======    ========    =======


                                         Aero
For the nine months ended   Clement   California   Lion       Montgomery
   September 30, 2001     Partnership1  Trust2  Partnership3 Partnership4  Total
                          ======================================================

  Revenues . . . . . . . . . .$ 2,913    $ 1,011    $ 7,613      $   --
  Less: Direct expenses. . . .  3,056         14      3,591          67
            Indirect expenses     773        119      1,892           1
                              -------    -------    -------      -------
    Net income (loss). . . .. $ (916)    $   878    $ 2,130      $  (68)
                              =======    =======    =======      =======

Partnership's share of net    $ (495)    $   219    $ 1,012      $  (34)    $ 702
      income (loss)           =======    =======    =======      =======    =====


As of September 30, 2002 and December 31, 2001, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.





1 The Partnership owns a 50% interest in the Clement Partnership that owns a product tanker.
2 The Partnership owns a 25% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3 The Partnership owns a 48% interest in the Lion Partnership that owns a product tanker.
4 The Partnership owned a 50% interest in the Montgomery Partnership that owned a bulk carrier.

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

The following tables present a summary of the operating segments (in thousands of dollars):


                                                .        Marine        .        Marine
For the three months ended                   Aircraft    Vessel     Railcar   Container    Trailer
September 30, 2002                           Leasing     Leasing    Leasing    Leasing     Leasing    Other 1    Total
----------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $   1,865   $     --   $    386   $       23  $     78   $     --   $ 2,352
  Interest income and other. . . . . . . .         --         --         --           --        --         35        35
  Gain (loss) on disposition of equipment.         --         --         74           30         5         --       109
                                            ----------  ---------  ---------  ----------  ---------  ---------  --------
     Total revenues. . . . . . . . . . . .      1,865         --        460           53        83         35     2,496
                                            ----------  ---------  ---------  ----------  ---------  ---------  --------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .         10         --        161           --        66         15       252
  Depreciation and amortization. . . . . .        529         --        131           41        31          3       735
  Management fees to affiliates. . . . . .         24         --         17           --         3         --        44
  General and administrative expenses. . .        (34)        --         30           --        16        241       253
  Provision for bad debts. . . . . . . . .        779         --        (10)          --         1         --       770
                                            ----------  ---------  ---------  ----------  ---------  ---------  --------
      Total costs and expenses . . . . . .      1,308         --        329           41       117        259     2,054
                                            ----------  ---------  ---------  ----------  ---------  ---------  --------
Equity in net income (loss) of USPEs . . .         22       (556)        --           --        --         --      (534)
                                            ----------  ---------  ---------  ----------  ---------  ---------  --------
Net income (loss). . . . . . . . . . . . .  $     579   $   (556)  $    131   $       12  $    (34)  $   (224)  $   (92)
                                            ==========  =========  =========  ==========  =========  =========  ========

Total assets as of September 30, 2002. . .  $   8,715   $  3,685   $  1,995   $      168  $    481   $  9,524   $24,568
                                            ==========  =========  =========  ==========  =========  =========  ========




                                            .       Marine       .        Marine
For the three months ended              Aircraft    Vessel    Railcar    Container    Trailer
September 30, 2001                       Leasing    Leasing   Leasing     Leasing     Leasing    Other 2    Total
-----------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . .  $   2,145  $     --   $    448  $       32   $     94   $     --   $2,719
  Interest income and other. . . . . .          1        --         --          --         --         47       48
  Gain on disposition of equipment . .         --        --         --          29         --         --       29
                                        ---------  ---------  --------  -----------  ---------  ---------  -------
     Total revenues. . . . . . . . . .      2,146        --        448          61         94         47    2,796
                                        ---------  ---------  --------  -----------  ---------  ---------  -------

COSTS AND EXPENSES
  Operations support . . . . . . . . .         40       (14)       126          --         55         15      222
  Depreciation and amortization. . . .      1,203        --        135          77         31          8    1,454
  Management fees to affiliates. . . .         82        --         31           3          4         --      120
  General and administrative expenses.          2         1         19          --         19        145      186
  Provision for bad debts. . . . . . .         --        --         16          --         --         --       16
                                        ---------  ---------  --------  -----------  ---------  ---------  -------
      Total costs and expenses . . . .      1,327       (13)       327          80        109        168    1,998
                                        ---------  ---------  --------  -----------  ---------  ---------  -------
Equity in net income (loss) of USPEs .         71      (214)        --          --         --         --     (143)
                                        ---------  ---------  --------  -----------  ---------  ---------  -------
Net income (loss). . . . . . . . . . .  $     890  $   (201)  $    121  $      (19)  $    (15)  $   (121)  $  655
                                        =========  =========  ========  ===========  =========  =========  =======



1 Includes certain assets not identifiable to a specific segment such as cash, deferred charges, and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain amortization, general and administrative and operations support expenses.
2     Includes  certain  interest  income  and  costs  not  identifiable  to  a particular segment, such as certain amortization, general and administrative and operations support expenses.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.     Operating  Segments  (continued)
       -------------------


                                                .       Marine        .        Marine
For the nine months ended                   Aircraft    Vessel     Railcar   Container    Trailer
September 30, 2002                           Leasing    Leasing    Leasing    Leasing     Leasing    Other 1    Total
---------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $   5,772  $     --   $  1,170   $      145  $    248   $     --   $7,335
  Interest income and other. . . . . . . .         --        --          4           --        --         95       99
  Gain (loss) on disposition of equipment.         --        --         71          104         5         --      180
                                            ---------  ---------  ---------  ----------  ---------  ---------  -------
     Total revenues. . . . . . . . . . . .      5,772        --      1,245          249       253         95    7,614
                                            ---------  ---------  ---------  ----------  ---------  ---------  -------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .         36        --        433            1       165         47      682
  Depreciation and amortization. . . . . .      1,601        --        395          173        94          9    2,272
  Management fees to affiliates. . . . . .         71        --         62            5        10         --      148
  General and administrative expenses. . .         65        --         84           --        48        571      768
  Provision for bad debts. . . . . . . . .      2,285        --        (10)          --         7         --    2,282
                                            ---------  ---------  ---------  ----------  ---------  ---------  -------
      Total costs and expenses . . . . . .      4,058        --        964          179       324        627    6,152
                                            ---------  ---------  ---------  ----------  ---------  ---------  -------
Equity in net income (loss) of USPEs . . .         67      (960)        --           --        --         --     (893)
                                            ---------  ---------  ---------  ----------  ---------  ---------  -------
Net income (loss). . . . . . . . . . . . .  $   1,781  $   (960)  $    281   $       70  $    (71)  $   (532)  $  569
                                            =========  =========  =========  ==========  =========  =========  =======




                                                        Marine               Marine
For the nine months ended                   Aircraft    Vessel    Railcar   Container    Trailer
September 30, 2001                           Leasing   Leasing    Leasing    Leasing     Leasing    Other 1   Total
-------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $   6,435  $     --  $  1,431   $      249  $    277   $     --   $8,392
  Interest income and other. . . . . . . .         34        --        --           --        --        160      194
  Gain (loss) on disposition of equipment.         --     1,116        (4)          91        --         --    1,203
                                            ---------  --------  ---------  ----------  ---------  ---------  ------
     Total revenues. . . . . . . . . . . .      6,469     1,116     1,427          340       277        160    9,789
                                            ---------  --------  ---------  ----------  ---------  ---------  ------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .         69       334       460           --       149         93    1,105
  Depreciation and amortization. . . . . .      3,887        --       418          246        95         32    4,678
  Interest expense . . . . . . . . . . . .         --        --        --           --        --        141      141
  Management fees to affiliates. . . . . .        247        --        99           13        14         --      373
  General and administrative expenses. . .         20        24        41           --        50        647      782
  Recovery of bad debts. . . . . . . . . .         --        --        16           --        (3)        --       13
                                            ---------  --------  ---------  ----------  ---------  ---------  ------
      Total costs and expenses . . . . . .      4,223       358     1,034          259       305        913    7,092
                                            ---------  --------  ---------  ----------  ---------  ---------  ------
Equity in net income of USPEs. . . . . . .        219       483        --           --        --         --      702
                                            ---------  --------  ---------  ----------  ---------  ---------  ------
Net income (loss). . . . . . . . . . . . .  $   2,465  $  1,241  $    393   $       81  $    (28)  $   (753)  $3,399
                                            =========  ========  =========  ==========  =========  =========  ======












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

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.     Net  Income  (Loss)  Per  Weighted-Average  Limited  Partnership  Unit
       ----------------------------------------------------------------------

Net income (loss) per weighted-average limited partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2002, was 8,479,516 and 8,485,642, respectively. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2001 was 9,065,911.

10.     Limited  Partnership  Units
        ---------------------------

During 2001, the General Partner agreed to purchase 594,820 limited partnership units and paid $2.5 million to the purchasing agent for this purchase.

The purchasing agent purchased 532,446 units as of December 31, 2001 and an additional 53,949 units during the nine months ended September 30, 2002, which is reflected as a reduction in Partnership units. Under the terms of the purchase agreement, only the units held by the owner on the date of the agreement were eligible to be purchased. The General Partner has not been able to purchase the remaining 8,425 units due to the eligible owners selling the units in the open market. The General Partner has determined that the remaining units will not be purchased and has received a $35,000 refund from the purchasing agent.

11.     Debt
        ----

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

As of September 30, 2002, there were no outstanding borrowings on this facility by any of the eligible borrowers.

12.     Commitments  and  Contingencies
        -------------------------------

In October 2002, PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) partnerships or managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining approximately 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with one third of the railcars being purchased in each of 2002, 2003, and 2004. Although the General Partner has neither determined which Program Affiliates will purchase the railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.


                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


13.     Accounting  Pronouncements
        --------------------------

In April 2002, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" ("SFAS No. 145"). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Partnership has elected early adoption of SFAS No. 145 and, accordingly, if the Partnership has a loss on extinguishment of long-term debt, it will be reported as a loss in "Other general and administrative expenses".

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment". The Partnership has historically accrued legally mandated maintenance such as marine vessel dry-docking and aircraft engine maintenance over the periods prior to the required maintenance date. If the SOP is adopted as proposed, the Partnership and USPEs would reverse all previously accrued maintenance reserves. If this proposed change were in effect at September 30, 2002, the Partnership and USPEs would have been required to reverse maintenance reserves of approximately $2.4 million. Maintenance reserves will change in 2002 as maintenance is performed and past maintenance reserves are depleted and additional reserves are recorded. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, in the statements of operations.















                      (This space intentionally left blank)

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                                  -----------------

(I)     RESULTS  OF  OPERATIONS

Comparison  of  PLM  Equipment  Growth  Fund  V's  (the Partnership's) Operating
--------------------------------------------------------------------------------
Results  for  the  Three  Months  Ended  September  30,  2002  and  2001
------------------------------------------------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2002, compared to the same period of 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, and provision for bad debts relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                   For the Three Months
                    Ended September 30,
                    2002          2001
                   ====================
Aircraft. . . . .  $   1,855  $   2,105
Railcars. . . . .        225        322
Marine containers         23         32
Trailers. . . . .         12         39
Marine vessel . .         --         14


Aircraft: Aircraft lease revenues and direct expenses were $1.9 million and $10,000, respectively, for the three months ended September 30, 2002, compared to $2.1 million and $40,000, respectively, during the same period of 2001. The decrease in aircraft lease revenues of $0.3 million during the third quarter of 2002 was due to the reduction in the lease rate on three of the Partnership's owned aircraft compared to 2001.

Railcars: Railcar lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, for the three months ended September 30, 2002, compared to $0.4 million and $0.1 million, respectively, during the same period of 2001. Railcar lease revenues decreased $39,000 due to certain railcars being re-leased at a lower rate in 2002 than the rate that was in place during 2001. A decrease of $13,000 was due to the increase in the number of off-lease railcars during the three months ended September 30, 2002 compared to 2001. An additional decrease in lease revenues of $9,000 was due to the disposition of railcars during 2001 and 2002. An increase in railcar direct expenses of $35,000 in the third quarter of 2002 was due to an increase in the repairs and maintenance of railcars compared to the same period of 2001

Marine containers: Marine container lease revenues were $23,000 and $32,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in marine container lease revenues was due to the disposal of marine containers during 2002 and 2001.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2002 and 2001, respectively. The decrease in trailer contribution of $27,000 during the third quarter 2002 was due to a decrease in lease revenues of $16,000 caused by lower lease rates earned on the Partnership's trailers and an increase of $11,000 in repairs and maintenance compared to the same period of 2001.

Marine vessel: The Partnership sold the remaining owned marine vessel during 2001. Marine vessel lease revenues and direct expenses were $-0- and $(14,000), respectively, for the three months ended September 30, 2001.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses remained relatively the same at $1.8 million for the three months ended September 30, 2002 and 2001. Significant variances are explained as follows:

     (i) A $0.7 million decrease in depreciation and amortization expenses from 2001 levels was caused by certain assets being fully depreciated during 2001;

     (ii) A $0.1 million decrease in management fees was the result of a decrease of $37,000 due to lower lease revenues earned in the third quarter of 2002 compared to the same period of 2001 and a decrease of $39,000 due to higher provision for bad debts during the third quarter of 2002 compared to the same period of 2001;

     (iii) A $0.1 million increase in general and administrative expenses during the three months ended September 30, 2002 resulted from higher professional service costs; and

     (v) A $0.8 million increase in the provision for bad debts was based on PLM Financial Services, Inc.'s (FSI or the General Partner's) evaluation of the collectability of receivables compared to 2001. The provision for bad debts recorded in the third quarter of 2002 was primarily related to two aircraft lessees.

(C)     Gain  on  Disposition  of  Owned  Equipment

The gain on the disposition of equipment for the third quarter of 2002 totaled $0.1 million, and resulted from the sale of marine containers, railcars, and a trailer with an aggregate net book value of $31,000 for proceeds of $0.1 million. The gain on the disposition of equipment for the third quarter of 2001 totaled $29,000, and resulted from the sale of marine containers with a net book value of $24,000, for $0.1 million.

(D)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                For the Three Months
                                 Ended September 30,
                                 2002         2001
                                ===================
Aircraft. . . . . . . . . . . .  $    22   $    71
Marine vessels. . . . . . . . .    (556)      (214)
                                 -------   --------
    Equity in net loss of USPEs  $ (534)     $(143)
                                 =======   ========


Aircraft: As of September 30, 2002 and 2001, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the three months ended September 30, 2002, the Partnership's share of the contribution from this trust decreased $49,000 due to the leases for the aircraft in the trust being renegotiated at a lower rate during the first quarter of 2002.

Marine vessels: As of September 30, 2002 and 2001, the Partnership owned interests in two entities each owning a marine vessel. During the third quarter of 2002, the Partnership's share of lease revenues of $0.6 million were offset by the Partnership's share of depreciation expense, direct expenses and administrative expenses of $1.1 million. During the same period of 2001, the Partnership's share of lease revenues of $1.3 million were offset by the Partnership's share of depreciation expense, direct expenses, and administrative expenses of $1.5 million.

Marine vessels lease revenues decreased $0.7 million during the three months ended September 30, 2002 due to:

(i) One marine vessel's lease revenues decreased $0.2 million due to the increase in the number days it was off-lease during the third quarter ended September 30, 2002 compared to 2001; and

(ii) Lease revenues for another marine vessel decreased $0.3 million due to a decrease in voyage charter lease rates compared to the same period of 2001. Additionally, lease revenues decreased $0.2 million due to this marine vessel being in dry-dock and off-lease for three weeks of the third quarter 2002. A similar event did not take place during the same period of 2001.

Marine vessels depreciation expense, direct expenses, and administrative expenses decreased $0.4 million during the three months ended September 30, 2002 compared to the same period of 2001. The decrease in direct expenses of $0.4 million was due to the marine vessels incurring lower repairs and maintenance of $0.1 million, lower operating costs of $0.1 million, and lower management fees of $0.1 million.

(E)     Net  Income  (Loss)

As a result of the foregoing, the Partnership's net loss for the three months ended September 30, 2002 was $0.1 million, compared to net income of $0.7 million during the same period in 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the third quarter of 2002 is not necessarily indicative of future periods.

Comparison  of  the  Partnership's  Operating  Results for the Nine Months Ended
--------------------------------------------------------------------------------
September  30,  2002  and  2001
-------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment decreased during the nine months ended September 30, 2002, compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                   For the Nine Months
                   Ended September 30,
                    2002         2001
                   ===================
Aircraft. . . . .  $  5,736  $  6,366
Railcars. . . . .       737       971
Marine containers       144       249
Trailers. . . . .        83       128
Marine vessel . .        --      (334)


Aircraft: Aircraft lease revenues and direct expenses were $5.8 million and $36,000, respectively, for the nine months ended September 30, 2002, compared to $6.4 million and $0.1 million, respectively, during the same period of 2001. The decrease in aircraft lease revenues of $0.7 million during the nine months ended September 30, 2002 was due to the reduction in the lease rate on three of the Partnership's owned aircraft compared to 2001.

Railcars: Railcar lease revenues and direct expenses were $1.2 million and $0.4 million, respectively, for the nine months ended September 30, 2002, compared to $1.4 million and $0.5 million, respectively, during the same period of 2001. Railcars lease revenues decreased $0.3 million during the nine months ended September 30, 2002 compared to the same period of 2001. A decrease in railcar lease revenues of $0.2 million was due to certain railcars being re-leased at a lower rate in 2002 than the rate that was in place during 2001. Additionally, a decrease of $0.1 million was due to the increase in the number of off-lease railcars during the nine months ended September 30, 2002 compared to 2001.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $1,000, respectively, for the nine months ended September 30, 2002, compared to $0.2 million and $-0-, respectively, during the same period of 2001. The decrease in marine container contribution was due to the disposal of marine containers during 2002 and 2001.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.2 million, respectively, for the nine months ended September 30, 2002 compared to $0.3 million and $0.1 million, respectively, during the same period of 2001. The decrease in trailer contribution of $45,000 during the nine months ended September 30, 2002 was due to a decrease in lease revenues of $29,000 caused by lower lease rates earned on the Partnership's trailers and an increase of $16,000 in repairs and maintenance compared to the same period of 2001.

Marine vessel: The Partnership sold the remaining owned marine vessel during the nine months ended September 30, 2001. Marine vessel lease revenues and direct expenses were $-0- and $0.3 million, respectively, for the nine months ended September 30, 2001.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $5.5 million for the nine months ended September 30, 2002 decreased from $6.1 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $2.4 million decrease in depreciation and amortization expenses from 2001 levels reflects a decrease of $2.3 million due to certain assets being fully depreciated during 2001 and a decrease of $0.1 million due to the sale of certain equipment during 2002 and 2001;

     (ii) A $0.2 million decrease in management fees was the result of a decrease of $0.1 million due to lower lease revenues earned in the nine months ended September 30, 2002 compared to the same period of 2001, a decrease of $0.1 million resulting from the decrease in the management fee rate paid by the Partnership, and a decrease of $0.1 million due to a higher provision for bad debts during the nine months ended September 30, 2002 compared to 2001;

     (iii) A $0.1 million decrease in interest expense from 2001 levels was due to the payoff of all of the Partnership's outstanding debt during the third quarter of 2001; and

     (iv) A $2.3 million increase in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables compared to 2001. The provision for bad debts recorded in the nine months ended September 30, 2002 was primarily related to two aircraft lessees.

(C)     Interest  and  Other  Income

Interest and other income decreased $0.1 million during 2002 due to a decrease in the interest rate earned on average cash balances.

(D)     Gain  on  Disposition  of  Owned  Equipment

The gain on the disposition of owned equipment for the nine months ended September 30, 2002 totaled $0.2 million, and resulted from the sale of marine containers, railcars and a trailer with an aggregate net book value of $0.1 million for proceeds of $0.3 million. The gain on the disposition of equipment for the nine months ending September 30, 2001 totaled $1.2 million, which resulted from the sale of a marine vessel, marine containers, and a railcar with a net book value of $1.4 million, for $2.6 million.

(E)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                          For the Nine Months
                                          Ended September 30,
                                           2002        2001
                                         ===================
Aircraft . . . . . . . . . . . . . . . .  $    67   $    219
Marine vessels . . . . . . . . . . . .      (960)        483
                                          -------   --------
    Equity in net income (loss) of USPEs  $ (893)   $    702
                                          =======   ========


Aircraft: As of September 30, 2002 and 2001, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the nine months ended September 30, 2002, the Partnership's share of the contribution from this trust decreased $0.2 million due to the leases for the aircraft in the trust being renegotiated at a lower rate.

Marine vessels: As of September 30, 2002 and 2001, the Partnership owned interests in two entities each owning a marine vessel. During the nine months ended September 30, 2002, the Partnership's share of lease revenues of $2.8 million were offset by the Partnership's share of depreciation expense, direct expenses and administrative expenses of $3.8 million. During the same period of 2001, the Partnership's share of lease revenues of $5.1 million were offset by the Partnership's share of depreciation expense, direct expenses, and administrative expenses of $4.6 million.

Marine vessels lease revenues decreased $1.7 million during the nine months ended September 30, 2002 due to a decrease in voyage charter lease rates compared to the same period of 2001 and decreased $0.5 million due to the increase in the number days one marine vessel was off-lease during the nine months ended September 30, 2002 compared to 2001.

Marine vessels depreciation expense, direct expenses, and administrative expenses decreased $0.8 million during the nine months ended September 30, 2002 compared to the same period of 2001. A decrease in direct expenses of $0.8 million was due to the marine vessels incurring lower repairs and maintenance of $0.4 million, lower management fees of $0.1 million due to lower lease revenues, lower administrative expenses of $0.1 million, and a decrease if $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(F)     Net  Income

As a result of the foregoing, the Partnership's net income for the nine months ended September 30, 2002 was $0.6 million, compared to net income of $3.4 million during the same period in 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 2002 is not necessarily indicative of future periods.

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

(III)     FINANCIAL  CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 2002, the Partnership generated $3.0 million in operating cash (net cash provided by operations plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain working capital reserves.

During the nine months ended September 30, 2002, the Partnership disposed of owned equipment and received aggregate proceeds of $0.2 million.

Restricted cash increased during the nine months ended September 30, 2002 due to the deposit of $0.7 million into an escrow account related to collection efforts for an aircraft lessee.

Accounts receivable increased $0.1 million in the nine months ended September 30, 2002. This increase was due to an increase of $2.4 million during the nine months ended September 30, 2002 due to the timing of cash receipts. This increase was partially offset by an increase in the allowance for bad debts of $2.3 million due to the General Partner's evaluation of the collectibility of accounts receivable.

Investments in USPEs decreased $1.3 million during the nine months ended September 30, 2002 due to cash distributions of $0.4 million to the Partnership from the USPEs and a $0.9 million loss that was recorded by the Partnership for its equity interests in the USPEs.

Accounts payable decreased $0.2 million during the nine months ended September 30, 2002 due to the payment of $0.2 million to the purchasing agent for the purchase of Partnership units that was accrued at December 31, 2001.

In July 2002, PLM International, Inc. (PLMI) reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

As of November 13, 2002, the Partnership had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

In October 2002, PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) partnerships or managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining approximately 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with one third of the railcars being purchased in each of 2002, 2003, and 2004. Although the General Partner has neither determined which Program Affiliates will purchase the railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

(IV)     ACCOUNTING  PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" ("SFAS No. 145"). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Partnership has elected early adoption of SFAS No. 145 and, accordingly, if the Partnership has a loss on extinguishment of long-term debt, it will be reported as a loss in "Other general and administrative expenses".

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment". The Partnership has historically accrued legally mandated maintenance such as marine vessel dry-docking and aircraft engine maintenance over the periods prior to the required maintenance date. If the SOP is adopted as proposed, the Partnership and USPEs would reverse all previously accrued maintenance reserves. If this proposed change were in effect at September 30, 2002, the Partnership and USPEs would have been required to reverse maintenance reserves of approximately $2.4 million. Maintenance reserves will change in 2002 as maintenance is performed and past maintenance reserves are depleted and additional reserves are recorded. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, in the statements of operations.

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

Other factors affecting the Partnership's contribution during the remainder of 2002 and beyond include:

(1) The cost of new marine containers has been at historic lows for the past several years, which has caused downward pressure on per diem lease rates for this type of equipment. A significant number of the Partnership's marine containers are in excess of twelve years of age and are no longer suitable for use in international commerce either due to its specific physical condition or lessees preference for newer equipment. Demand for these marine containers will continue to be weak due to their age. In addition, some of the Partnership's refrigerated marine containers have become delaminated. This condition lowers the demand for these marine containers and has led to declining lease rates and lower utilization on containers with this problem;

(2) Railcar freight loadings in the United States and Canada decreased 1% and 3%, respectively, through the first nine months of 2002. There has been, however, a recent increase for some of the commodities that drive demand for those types of railcars owned by the Partnership. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle railcars in their fleets;

(3) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's partially owned marine vessels began to decrease during the latter half of 2001 and through the first nine months of 2002. This trend is expected to continue through the remainder 2002. In addition, one of the marine vessels in which the Partnership own an interest was manufactured in 1976 and is nearing the end of its economic life. This marine vessel is also single hulled which restricts the ports which it may enter. These conditions severely limit the marine vessel's marketability;

(4) Utilization of intermodal trailers owned by the Partnership decreased 15% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This decline was similar to the decline in industry wide utilization. As the Partnership's trailers are smaller than many shippers prefer, the General Partner expects continued declines in utilization over the next few years. Additionally, one of the major shippers that leased the Partnership's trailers has entered bankruptcy. While the Partnership did not have any outstanding receivables from the company, its bankruptcy may cause a further decline in performance of the trailer fleet in the future; and

(5) The airline industry began to see lower passenger travel during 2001. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft and to significantly weaken the financial position of most major domestic airlines. As a result of this, the Partnership has had to renegotiate leases on its owned aircraft and partially owned aircraft during 2001 that will result in a decrease in revenues during 2002. The General Partner believes that there is a significant oversupply of commercial aircraft available and that this oversupply will continue for some time.

These events have had a negative impact on the fair market value of the Partnership's owned and partially owned aircraft. Although no revaluations were required during 2002 to these aircraft, the General Partner does not expect these aircraft to return to their September 11, 2001 values.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft. The lessee is located in Brazil, a country experiencing severe economic difficultly. As of September 30, 2002, the lessee was thirteen lease payments in arrears to the Partnership. The Partnership has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to the lessee. The lease, with an expiration date of October 2002, has certain return condition requirements for the aircraft. The General Partner recorded an allowance for bad debts for the amount due less the security deposit. During October 2002, the General Partner reached an agreement with the lessee of this aircraft for the past due lease payments and agreed to re-lease two of these aircraft to this lessee until March 2003 at a lower lease rate. In order to give the lessee an incentive to make timely payments in accordance with the agreement, the General Partner gave the lessee a discount on the total amount due. If the lessee fails to comply with the payment schedule in the agreement, the discount provision will be waived and the full amount again becomes payable. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance from this lessee.

The Partnership owns two DHC-8-102 commuter aircraft that were on a lease through February 2003 to Allegheny Airlines, Inc., a wholly owned subsidiary of US Airways Inc., both of which declared bankruptcy on August 11, 2002. At September 30, 2002, Allegheny Airlines, Inc. was three lease payments in arrears to the Partnership. On October 9, 2002, the General Partner received notification that the leases for the two aircraft had been rejected and the aircraft would be returned. The aircraft are currently in storage and are being remarketed for lease or sale. Given the current oversupply of aircraft, these aircraft may remain off-lease for the foreseeable future. The General Partner recorded an allowance for bad debts for the amount due.

(6) The General Partner has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Partnership's equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to equipment markets in which it determines it cannot operate equipment to achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections

The Partnership may reinvest its cash flow, surplus cash, and equipment sale proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. Surplus funds, if any, less reasonable reserves, may be distributed to the partners. The Partnership will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2002, 88% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM  4.     CONTROLS  AND  PROCEDURES
             -------------------------

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the General Partner's management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.






















                      (This space intentionally left blank)

                           PART II - OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)     Exhibits
             --------

1. November 2002 purchase agreement between PLM Transportation Equipment Corp., Inc. and Trinity Tank Car, Inc.

2. Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated October 11, 2002.

     (b)     Reports  on  Form  8-K
             ----------------------

None.




















                      (This space intentionally left blank)

------
CONTROL  CERTIFICATION
----------------------



I,  James  A.  Coyne,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PLM Equipment Growth Fund V.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  13,  2002     By:     /s/  James  A.  Coyne
                                       ---------------------
     James  A.  Coyne
     President

------
CONTROL  CERTIFICATION
----------------------



I,  Richard  K  Brock,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PLM Equipment Growth Fund V.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  13,  2002     By:     /s/  Richard  K  Brock
                                       ----------------------
     Richard  K  Brock
     Chief  Financial  Officer
     (Principal  Financial  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PLM  EQUIPMENT  GROWTH  FUND  V

By:     PLM  Financial  Services,  Inc.
General  Partner



Date:     November  13,  2002     By:     /s/  Richard  K  Brock
                                          ----------------------
     Richard  K  Brock
Chief  Financial  Officer




CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund V (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.



     PLM  EQUIPMENT  GROWTH  FUND  V

     By:     PLM  Financial  Services,  Inc.
     General  Partner




Date:  November  13,  2002     By:     /s/  James  A.  Coyne
                                       ---------------------
     James  A.  Coyne
     President




Date:  November  13,  2002     By:     /s/  Richard  K  Brock
                                       ----------------------
     Richard  K  Brock
     Chief  Financial  Officer