Form 10-K
period 2002-12-31
PLM EQUIPMENT GROWTH FUND V
filed 2003-03-27
CIK 857645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              _____________________
                                    FORM 10-K



     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2002.

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE  SECURITIES  EXCHANGE  ACT  OF  1934
            FOR  THE  TRANSITION  PERIOD  FROM              TO

                         COMMISSION FILE NUMBER 01-19203
                             _______________________



                           PLM EQUIPMENT GROWTH FUND V
             (Exact name of registrant as specified in its charter)


                     CALIFORNIA                         94-3104548
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)           Identification No.)

             235 3RD STREET SOUTH, SUITE 200
                   ST. PETERSBURG, FL                      33701
         (Address of principal executive offices)        (Zip code)



        Registrant's telephone number, including area code (727) 803-1800
                             _______________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes    X  No  ______
                                             ----

Aggregate  market  value  of  voting  stock:  N/A
                                              ---

An  index  of  exhibits  filed  with  this  Form  10-K  is  located  on page 27.

Total  number  of  pages  in  this  report:  74.

                                     PART I

ITEM  1.     BUSINESS
             --------

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

The  Partnership's  primary  objectives  are:

     (1) to maintain a diversified portfolio of low-obsolescence equipment with long lives and high residual values which were purchased with the net proceeds of the initial Partnership offering, supplemented by debt financing, and surplus operating cash during the investment phase of the Partnership;

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to increase the Partnership's revenue base by reinvesting a portion of its operating cash flow in additional equipment during the investment phase of the Partnership's operation in order to grow the size of its portfolio. Since net income and distributions are affected by a variety of factors, including purchase prices, lease rates, and costs and expenses, growth in the size of the Partnership's portfolio does not necessarily mean that in all cases the Partnership's aggregate net income and distributions will increase upon the reinvestment of operating cash flow; and

     (4) to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The offering of units of the Partnership closed on December 23, 1991. As of December 31, 2002, there were 8,478,448 units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

The Partnership is currently in its investment phase during which the Partnership uses cash generated from operations and proceeds from asset dispositions to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

The Partnership may reinvest its cash flow, surplus cash and equipment disposition proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2010, unless terminated earlier upon the sale of all of the equipment or by certain other events.

Table 1, below, lists the equipment and the original cost of equipment in the Partnership's portfolio and the Partnership's proportional share of equipment owned by unconsolidated special-purpose entities as of December 31, 2002 (in thousands of dollars):

                                     TABLE 1
                                     -------

Units.  Type                                     Manufacturer            Cost
------------------------------------------------------------------------------
Owned equipment held for operating leases:

3. . . .737-200 Stage II commercial aircraft     Boeing               $ 16,049
2. . . .737-200A Stage III commercial aircraft   Boeing                 12,920
1. .    DC-9-32 Stage III commercial aircraft    McDonnell Douglas      12,827
2. . .  DHC-8-102 commuter aircraft              DeHavilland             7,628
1. . .  DHC-8-300 commuter aircraft              DeHavilland             5,748
151. .  Pressurized tank railcars                ACF/RTC                 4,022
106. .  Non-pressurized tank railcars            GATX                    3,063
114. .  Covered hopper railcars                  Various                 2,718
43 . . .Mill gondola railcars                    Bethlehem Steel         1,219
289. . .Various marine containers                Various                 3,352
30 . . .Refrigerated marine containers           Various                   503
143. . .Intermodal trailers                      Oshkosh                 2,184
                                                                      --------
    Total owned equipment held for operating leases                   $ 72,233 1
                                                                      ========

Equipment owned by unconsolidated special-purpose entities:

0.48 . .Product tanker                           Boelwerf-Temse       $  9,492 2
0.50 .  Product tanker                           Kaldnes M/V             8,249 2
0.25 .  Equipment on direct finance lease:
          Two DC-9 Stage III commercial aircraft McDonnell Douglas       3,005 3
                                                                      --------
    Total investments in unconsolidated special-purpose entities      $ 20,746 1
                                                                      ========


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

(B)     Management  of  Partnership  Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of






1. Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), a wholly owned subsidiary of FSI, or PLM Worldwide Management Services (WMS), a wholly owned subsidiary of PLM International. All equipment was used equipment at the time of purchase, except 150 piggyback refrigerated trailers.
2     Jointly  owned:  EGF  V  and  an  affiliated  program.
3     Jointly  owned:  EGF  V  and  two  affiliated  programs.

the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the financial statements).

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

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)     Aircraft

(a)     Commercial  Aircraft

The Partnership owns 100% of six commercial, aircraft including five Boeing 737-200's of which one is currently off-lease and in storage. Two additional Boeing 737-200's will come off-lease during March 2003. The Partnership also owns 25% of two commercial aircraft that are on a direct finance lease. This lease has been renegotiated and the resulting incoming cash flow has been severely reduced.

Since the terrorist events of September 11, 2001, the commercial aviation industry has experienced significant losses that escalated with a weakened economy. This in turn has led to the bankruptcy filing of two of the largest airlines in the United States, and to an excess supply of commercial aircraft. The current state of the aircraft industry, with significant excess capacity for both new and used aircraft continues to be extremely weak, and is expected by the General Partner to remain weak. Most of the Partnership's aircraft are of older vintage with limited demand, and most of the 737's do not meet certain noise guidelines that would allow for them to fly in the US and other countries.

The decrease in value of the Partnership's aircraft since September 11, 2001 will have a negative impact on the ability of the Partnership to achieve its original objectives as lower values will also result in significantly lower lease rates than the Partnership has been able to achieve for these assets in the past.

(b)     Commuter  Aircraft

The Partnership owns three commuter turboprops containing 37 to 50 seats each (two DHC8-102 aircraft and one DHC8-300 aircraft.) The Partnership's aircraft possess unique performance capabilities, compared to many other turboprops, which allow them to readily operate at maximum payloads from unimproved surfaces, hot-and-high runways and short runways. Notwithstanding this, regional jets continue to outpace turboprops for market share of the regional airlines. The already soft market for turboprops in 2001 continued to deteriorate during 2002 as the stored and available fleets grew with the deterioration of the domestic airline industry. The General Partner believes that the availability of a significant number of off-lease turbo-props, combined with limited demand, will cause the market for these assets to be very weak for the foreseeable future.

The two DHC8-102 aircraft operated in North America until October 2002 when they were rejected by the operating lessee that was in bankruptcy. These aircraft are currently in storage. In addition, the Partnership has filed pre-petition claims and is currently filling administrative claims against the former lessee to recoup the realized monetary damages as a result of loss of rent and non-compliance with return conditions.

The Partnership's one DHC8-300 continued to be on lease with a North American operator during 2002.

(2)     Product  Tankers

The Partnership has investments in two product type tankers, one manufactured in 1975 and the other in 1985, which operate in international markets carrying a variety of commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The General Partner operates the Partnership's product tankers in the spot chartering markets, carrying mostly fuel oil and similar petroleum distillates, an approach that provides the flexibility to adapt to changes in market conditions.

The marine vessel in which the Partnership owned an interest at December 31, 2002, was manufactured in 1975 and was nearing the end of its economic life. This asset was sold during the first quarter of 2003. This marine vessel was a single hulled vessel restricted by the ports which allowed it to enter. These conditions severely limited the marine vessel's marketability.

The Partnership's newer product tanker, built in 1985, has continued to operate with very little idle time between charters. Rates however, have continued to decrease throughout the year when compared to rates in 2001. In the fourth quarter of 2002 and into 2003, freight rates for the Partnership's marine vessels started to increase due to an increase in oil prices caused by political instability in the Middle East.

(3)     Railcars

(a)     Pressurized  Tank  Railcars

Pressurized tank railcars are used to transport liquefied petroleum gas (LPG) and anhydrous ammonia (fertilizer). The North American markets for LPG include industrial applications, residential use, electrical generation, commercial applications, and transportation. LPG consumption is expected to grow over the next few years as most new electricity generation capacity is expected to be gas fired. Within any given year, consumption is particularly influenced by the severity of winter temperatures.

Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 2% in 2002 after a 5% decline in 2001. Even with this further decrease in industry-wide demand, the utilization of pressurized tank railcars across the Partnership was in the 85% range during the year. The desirability of the railcars in the Partnership is affected by the advancing age of this fleet and related corrosion issues on foam insulated railcars.

(b)     General  Purpose  (Nonpressurized)  Tank  Railcars

General purpose tank railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for these types of commodities is closely tied to both the US and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 2002 carloadings of the commodity group that includes chemicals and petroleum products reversed previous declines and rose 4% after a fall of 5% during 2001. Utilization of the Partnership's nonpressurized tank railcars has been increasing reflecting this market condition and presently stands at about 75%.

(c)     Covered  Hopper  (Grain)  Railcars

Demand for covered hopper railcars, which are specifically designed to service the grain industry, continued to experience weakness during 2002; carloadings were down 3% when compared to 2001 volumes. There has been a consistent pattern of decline in the number of carloadings over the last several years.

The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feedlots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the United States, due to higher population growth, a rapid industrialization pace, and rising disposable income.

Other factors contributing to the softness in demand for covered hopper railcars are the large number of new railcars built in the late 1990s and the more efficient utilization of covered hoppers by the railroads. As in prior years, any covered hopper railcars that were leased were done so at considerably lower rental rates.

Many of the Partnership's railcars are smaller and thus less desirable than those currently being built. Because of this factor, the lack of any prospect for improvement in railcar demand, and the large number of idle railcars throughout the industry, the Partnership has sold a number of these cars. Utilization of the Partnership's covered hopper railcars remained at 96% during 2002.

(d)     Mill  Gondola  Railcars

Mill gondola railcars are typically used to transport scrap steel for recycling from steel processors to small steel mills called minimills. Demand for steel is cyclical and moves in tandem with the growth or contraction of the overall economy. Within the United States, carloadings for the commodity group that includes scrap steel decreased over 12% in 2001, and while there has been a small recovery this last year, it has not been sufficient to increase demand. The Partnership's mill gondola railcars were in storage during 2002.

(4)     Marine  Containers

Marine containers are used to transport a variety of types of cargo. They typically travel on marine vessels but may also travel on railroads loaded on certain types of railcars and highways loaded on a trailer.

The Partnership's fleet of dry, refrigerated and other specialized containers is in excess of 13 years of age, and is generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales is highly dependent upon the specific location and type of container. The Partnership has continued to experience reduced residual values on the sale of refrigerated containers primarily due to technological obsolescence associated with this equipment's refrigeration machinery.

(5)     Intermodal  Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past seven years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower wholesale freight rates on domestic containers compared to intermodal trailers. During 2002, demand for intermodal trailers was more depressed than historic norms. Unusually low demand occurred over the first half of the year due to a rapidly slowing economy and low rail freight rates for 53-foot domestic containers. Due to the decline in demand, shipments for the year within the intermodal pool trailer market declined approximately 10% compared to the prior year. Average utilization of the entire US intermodal trailer pool fleet declined from 77% in 1999 to 75% in 2000 to 63% in 2001 and further declined to a record low of 50% in 2002.

The General Partner continued its aggressive marketing program in a bid to attract new customers for the Partnership's intermodal trailers during 2002. The largest Fund trailer customer, Consolidated Freightways, abruptly shut down their operations and declared bankruptcy during 2002. This situation was largely offset by extensive efforts with other carriers to increase market share. Even with these efforts, average utilization of the Partnership's intermodal trailers for the year 2002 dropped 12% from 2001 to approximately 61%, still 11% above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Due to the anticipated continued weakness of the overall economy, intermodal trailer shipments are forecast to decline by 10% to 15% in 2003, compared to 2002. As such, the nationwide supply of intermodal trailers is expected to have approximately 27,000 units in surplus for 2003. The maintenance costs have increased approximately 12% from 2001 due to improper repair methods performed by the railroads' vendors and billed to owners.

The General Partner will continue to seek to expand its customer base and undertake significant efforts to reduce cartage and maintenance costs, such as minimizing trailer downtime at repair shops and terminals.

(E)     Government  Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in governmental regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include:

(1) In 2004, new maritime and port security laws that have already been passed by United States (US) Congress and International Maritime Organizations are scheduled to be implemented. The United States Coast Guard is currently holding hearings with international shipping industry representatives to discuss the implementation of the new code and regulations, which are to apply to all shipping, ports and terminals both in the US and abroad. The new regulations are aimed at improving security aboard marine vessels. These regulations may require additional security equipment being added to marine vessels as well as additional training being provided to the crew. The final code, which is expected to have a significant impact on the industry, will apply to all ships over 500 dead weight tons that include those owned by the Partnership. The requirements of these new regulations have to be met by July 2004. The deadline for compliance by ports is planned to be 2005. As the methodology of how these regulations will be applied is still being determined, the General Partner is unable to determine the impact on the Partnership at this time;

(2) the US Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under US Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The cost to install a hushkit to meet quieter Stage III requirements is approximately $1.5 million, depending on the type of aircraft. The Partnership has Stage II aircraft that do not meet Stage III requirements. One of these stage II aircraft is currently in storage and the other two are on leases that expire March 2003. These Stage II aircraft are scheduled to be sold or re-leased in countries that do not require this regulation;

(3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo; and

(4) the US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 156 jacketed tank railcars and 106 non-jacketed tank railcars that will need re-qualification. As of December 31, 2002, 7 jacketed tank railcars and 19 non-jacketed tank railcars of the fleet will need to be re-qualified in 2003 or 2004.

As of December 31, 2002, the Partnership was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM  2.     PROPERTIES
             ----------

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interests in entities that own equipment for leasing purposes. As of December 31, 2002, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs) as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $184.3 million through the first quarter of 1992, proceeds from the debt financing of $38.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at 235 3rd Street South, Suite 200, St. Petersburg, FL 33701.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2002.

                                     PART II


ITEM  5.     MARKET  FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS
             -------------------------------------------------------------------

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2002, there were 8,862 limited partners holding units in the Partnership.

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of limited partnership units. Presently, there is no public market for the limited partnership units and none is likely to develop.

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a United States citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

ITEM  6.     SELECTED  FINANCIAL  DATA
             -------------------------

Table  2,  below,  lists  selected  financial  data  for  the  Partnership:

                                     TABLE 2
                                     -------

                        For the Years Ended December 31,
         (In thousands of dollars, except weighted-average unit amounts)


                                           2002     2001     2000     1999     1998
                                        ---------------------------------------------
Operating results:
  Total revenues. . . . . . . . . . . .  $ 9,888   $12,517  $22,473  $20,768  $24,047
  Gain on disposition of equipment. . .      244     1,251    1,351      269      814
  Loss on disposition of equipment. . .       --         5       --       16       82
  Impairment loss on equipment. . . . .      408        --       --    2,899       --
  Equity in net income (loss) of uncon-
    solidated special-purpose entities.   (1,161)      186      406    2,108      294
  Net income. . . . . . . . . . . . . .      638     3,268    3,994    1,302    2,370

At year-end:
  Total assets. . . . . . . . . . . . .  $24,548   $24,243  $30,152  $46,083  $61,376
  Note payable. . . . . . . . . . . . .       --        --    5,474   15,484   23,588
  Total liabilities . . . . . . . . . .    3,384     3,753    8,706   19,077   26,970

Cash distribution . . . . . . . . . . .  $    --   $ 1,720  $ 9,544  $ 8,617  $12,008

Cash distribution representing
    a return of capital to the limited
    partners. . . . . . . . . . . . . .  $    --   $    --  $ 5,550  $ 7,315  $ 9,638

Per weighted-average limited
  partnership unit:

  Net income. . . . . . . . . . . . . .  $ 0.08 1  $ 0.35 1 $ 0.39 1 $ 0.09 1 $0.20 1

  Cash distribution . . . . . . . . . .  $    --   $  0.18  $  1.00  $  0.90  $  1.26

  Cash distribution representing
    A return of capital . . . . . . . .  $    --   $    --  $  0.61  $  0.81  $  1.06














1 After an increase of income necessary to cause the General Partner's capital account to equal zero of $32,000 ($0.00 per weighted-average limited partnership unit) in 2002, $44,000 ($0.00 per weighted-average limited partnership unit) in 2001 and after reduction of income necessary to cause the General Partner's capital account to equal zero of $0.3 million ($0.03 per weighted-average limited partnership unit) in 2000, $0.4 million ($0.05 per weighted-average limited partnership unit) in 1999, and $0.5 million ($0.05 per weighted-average limited partnership unit) in 1998 (see Note 1 to the financial statements).

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

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

(B)     Results  of  Operations  -  Factors  Affecting  Performance

(1)     Re-leasing  Activity  and  Repricing  Exposure  to  Current  Economic
Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2002 for its trailer, marine vessels, railcar, aircraft, and marine container portfolios.

     (a) Trailers: The Partnership's trailer portfolio operates on per diem leases with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity.

     (b) Marine vessels: The Partnership's investment in entities owning marine vessels operated in the short-term leasing market. As a result of this, the Partnership's partially owned marine vessels were remarketed during 2002 exposing it to re-leasing and repricing risk.

     (c) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of weakness and this has led to lower utilization and lower lease revenues to the Partnership as existing leases expire and renewal leases are negotiated.

     (d) Aircraft: The lessee of three of the Partnership's 737-200's defaulted on its lease in September 2001. The Partnership reached a settlement with this lessee in 2002 which included the continued re-lease of two of the aircraft at significantly lower rates, and for an agreed upon stream of past due lease payments to be paid over time. Due to the credit quality of that lessee, it is not certain that all of the amounts agreed to in the settlement will be recovered. As of December 31, 2002, three of the Partnership's owned aircraft were off-lease. There continues to be an excess supply of commercial aircraft in the United States and re-leasing of these assets is expected to be difficult and at severely lower lease rates than the Partnership has been able to earn in the past.

     (e) Marine containers: All of the Partnership's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. The Partnership's marine containers are in excess of thirteen years of age and, as such, in limited demand.

(2)     Equipment  Liquidations

Liquidation of Partnership owned equipment and of investments in unconsolidated special-purpose entities (USPEs), unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in reductions of contributions to the Partnership. During the year, the Partnership disposed of owned equipment that included marine containers, railcars, and trailers for total proceeds of $0.3 million.

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

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return these aircraft and stopped making lease payments. The lessee is located in Brazil, a country experiencing severe economic difficultly. The Partnership has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to the lessee. The lease, which expired in October 2002, had certain return condition requirements for the aircraft. The General Partner recorded an allowance for bad debts for the amount due less the security deposit. During October 2002, the General Partner reached an agreement with the lessee of this aircraft for the past due lease payments and agreed to re-lease two of these aircraft to this lessee until March 2003 at a lower lease rate. In order to give the lessee an incentive to make timely payments in accordance with the agreement, the General Partner gave the lessee a discount on the total amount due. If the lessee fails to comply with the payment schedule in the agreement, the discount provision will be waived and the full amount again becomes payable. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at December 31, 2002 was $3.3 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee.

As of March 26, 2003, the installment payment due from the lessee to the Partnership during March was not received. The General Partner has not yet placed the lessee into default, however, is currently reviewing the options available under the agreement.

The Partnership owns two DHC-8-102 commuter aircraft that were on a lease through February 2003 to Allegheny Airlines, Inc., a wholly owned subsidiary of US Airways, Inc., both of which declared bankruptcy on August 11, 2002. On October 9, 2002, the General Partner received notification that the leases for the two aircraft had been rejected and the aircraft were returned. The aircraft are currently in storage and are being remarketed for lease or sale. Given the current oversupply of aircraft, these aircraft may remain off-lease for the foreseeable future. At December 31, 2002, the Partnership has $0.1 million in receivables due from this lessee. The General Partner recorded an allowance for bad debts for the amount due.

(4)     Reinvestment  Risk

Reinvestment risk occurs when the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations to reinvest in additional equipment during the reinvestment phase of the Partnership; equipment is disposed of for less than threshold amounts; proceeds from the dispositions, or surplus cash available for reinvestment cannot be reinvested at the threshold lease rates; or proceeds from sales or surplus cash available for reinvestment cannot be deployed in a timely manner.

The Partnership intends to increase its equipment portfolio by investing surplus cash in additional equipment, after fulfilling operating requirements, until December 31, 2004.

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

(5)     Equipment  Valuation

In accordance with Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), the General Partner reviewed the carrying values of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicated that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair value of the equipment are less than the carrying value of the equipment, an impairment loss was recorded.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. In accordance with SFAS No. 144, the Partnership evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Partnership applied the new rules on accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

The estimate of the fair value for the Partnership's owned and partially owned equipment is based on the opinion of the Partnership's equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows. The events of September 11, 2001, along with the change in general economic conditions in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

The Partnership has recorded write-downs of certain owned aircraft and certain partially owned aircraft, representing impairment to the carrying value. During 2001, a USPE trust owning two Stage III commercial aircraft on a direct finance lease reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of this writedown, which is included in equity in net income (loss) of the USPE in the accompanying statements of income, was $1.0 million. During 2002, the bankruptcy of a major US airline and subsequent increase in off-lease aircraft indicated to the General Partner that an impairment to the aircraft portfolio may exist. The General Partner determined the fair value of the aircraft based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, estimated sales proceeds and holding costs excluding interest. This resulted in an impairment of $0.4 million to an aircraft owned by the Partnership. No reductions were required to the carrying value of the owned equipment during 2001 and 2000 or partially owned equipment in 2002 and 2000.

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

For the year ended December 31, 2002, the Partnership generated $4.9 million in operating cash to meet its operating obligations and purchase limited Partnership units for $0.2 million.

During 2002, the Partnership disposed of owned equipment for aggregate proceeds of $0.3 million.

Accounts receivable decreased $0.3 million in 2002. This decrease was due to an increase in the allowance for bad debts of $2.3 million due to the General Partner's evaluation of the collectibility of accounts receivable. This increase was partially offset by $2.0 million due to the timing of cash receipts during 2002.

Investments in USPEs decreased $1.0 million during 2002 due a $1.2 million loss that was recorded by the Partnership for its equity interests in the USPEs offset, in part, by the contribution of $0.2 million made by the Partnership to fund USPE operations.

Prepaid expenses increased $0.3 million during 2002 due to the payment of insurance and certain administrative expenses during 2002 that relate to 2003.

Accounts payable and accrued expenses decreased $0.2 million during 2002 due to the payment of $0.2 million to purchase partnership units that was accrued at December 31, 2001.

Lessee deposits and reserve for repairs decreased $0.2 million during 2002 resulting from a decrease in lessee prepaid deposits of $0.2 million.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLM International,
Inc. (PLMI). In July 2002, PLMI reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The facility provides for financing up to 100% of the cost of the equipment. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

As of March 26, 2003, the Partnership had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

In October 2002, PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) partnerships or managed programs in which FSI provides management services but does not hold an ownership interest (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining approximately 30% will either be purchased by other third parties to be managed by PLMI or by the Program Affiliates. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003, and 2004. As of December 31, 2002, FSI committed one Program Affiliate, other than the Partnership, to purchase $11.3 million in railcars that were purchased by TEC in 2002 or will be purchased in 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitment and contingencies as of December 31, 2002 are as follows (in thousands of dollars):


                                         Less than   1-3      4-5   After 5
Current Obligations              Total    1 Year    Years    Years   Years
---------------------------------------------------------------------------
Commitment to purchase railcars $14,699  $ 6,257  $  8,442  $   --  $   --
Line of credit                       --       --        --      --      --
                                -------  -------  --------  ------  ------
                                $14,699  $ 6,257  $  8,442  $   --  $   --
                                =======  =======  ========  ======  ======


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

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership's primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner's expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever circumstances indicate an impairment may exist, the General Partner reviews the carrying value of its equipment and investments in USPEs to determine if the carrying value of the assets may not be recoverable due to current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

Contingencies and litigation: The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.

(E)     Recent  Accounting  Pronouncements

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets will cease upon adoption of this statement. The Partnership implemented SFAS No. 142 on January 1, 2002. SFAS No. 142 had no impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS No.
145). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Partnership has elected early adoption of SFAS No. 145 as of January 1, 2002. SFAS No. 145 had no impact on the Partnership's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No. 146. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities' financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

(F)     Results  of  Operations  -  Year-to-Year  Detailed  Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2002 and 2001

(a)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2002, compared to 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, impairment loss, general and administrative expenses, and provision for bad debts relating to the operating segments (see Note 5 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                        For the Years
                      Ended December 31,
                     2002          2001
                    --------------------
Aircraft. . . . .  $   7,135  $   8,351
Railcars. . . . .      1,005        991
Marine containers        176        311
Trailers. . . . .        127        163
Marine vessel . .         --       (265)


Aircraft: Aircraft lease revenues and direct expenses were $7.2 million and $0.1 million, respectively, for the year ended December 31, 2002, compared to $8.5 million and $0.1 million, respectively, during 2001. Lease revenues from aircraft decreased $1.3 million during the year ended December 31, 2002 compared to 2001. A decrease in aircraft lease revenues of $1.1 million was due to the reduction in the lease rate on five of the Partnership's owned aircraft and the decrease of $0.2 million was due to three aircraft being off lease two months of 2002 compared to being on lease all of 2001.

Railcars: Railcar lease revenues and direct expenses were $1.6 million and $0.6 million, respectively, for the year ended December 31, 2002, compared to $1.8 million and $0.8 million, respectively, during 2001. A decrease in railcar lease revenues of $0.2 million was due to certain railcars being re-leased at a lower rate in 2002 than the rate that was in place during 2001. A decrease in railcar direct expenses of $0.2 million during 2002 was due to fewer repairs and maintenance of railcars compared to 2001.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $5,000, respectively, for the year ended December 31, 2002, compared to $0.3 million and $1,000, respectively, during 2001. The decrease in marine container contribution was due to the disposal of marine containers during 2002 and 2001.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.2 million, respectively, for the year ended December 31, 2002 compared to $0.4 million and $0.2 million, respectively, during 2001. The decrease in trailer contribution of $36,000 during the year ended December 31, 2002 was due to a decrease in lease revenues of $32,000 caused by lower lease rates earned on the Partnership's trailers and an increase of $4,000 in repairs and maintenance compared to 2001.

Marine vessel: The Partnership sold the remaining owned marine vessel during the year ended December 31, 2001. Marine vessel lease revenues and direct expenses were $0.1 million and $0.3 million, respectively, for the year ended December 31, 2001.

(b)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $7.2 million for the year ended December 31, 2002 decreased from $7.8 million in 2001. Significant variances are explained as follows:

     (i) A $2.7 million decrease in depreciation and amortization expenses from 2001 levels reflects a decrease of $1.5 million caused by the double-declining balance method of depreciation that results in greater depreciation during the first years an asset is owned and a decrease of $1.2 million due to certain assets being fully depreciated during 2001;

     (ii) A $0.2 million decrease in management fees was the result of a decrease of $0.1 million due to lower lease revenues earned in the year ended December 31, 2002 compared to 2001, a decrease of $0.1 million resulting from the decrease in the management fee rate paid by the Partnership, and a decrease of $0.1 million due to a higher provision for bad debts during the year ended December 31, 2002 compared to 2001;

     (iii) A $0.1 million decrease in interest expense from 2001 levels was due to the payoff of all of the Partnership's outstanding debt during the third quarter of 2001;

     (iv) A $0.3 million increase in general and administrative expenses during 2002 resulted from higher professional service costs;

     (v) Impairment loss increased $0.4 million during 2002 and resulted from the Partnership reducing the carrying value of a commercial aircraft to its estimated fair value. No impairment of equipment was required during 2001; and

     (vi) A $1.7 million increase in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables compared to 2001. The provision for bad debts recorded in the year ended
December  31,  2002  was  primarily  related  to  two  aircraft  lessees.

(c)     Interest  and  Other  Income

Interest and other income increased $0.1 million during 2002. An increase of $0.2 million was caused by an insurance settlement related to a marine vessel that was sold in a prior year. A similar event did not occur in 2001. This increase was partially offset by the decrease of $44,000 due to a decrease in the interest rate earned on average cash balances.

(d)     Gain  on  Disposition  of  Owned  Equipment

The gain on the disposition of owned equipment for the year ended December 31, 2002 totaled $0.2 million, and resulted from the sale of marine containers, railcars and trailers with an aggregate net book value of $0.1 million for proceeds of $0.3 million. The gain on the disposition of equipment for the year ended December 31, 2001 totaled $1.2 million, which resulted from the sale of a marine vessel, marine containers, trailers, and a railcar with a net book value of $1.4 million, for $2.7 million.

(e)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                              For the Years
                                            Ended December 31,
                                            2002         2001
                                           --------------------
Aircraft . . . . . . . . . . . . . . . .  $      86   $   (725)
Marine vessels . . . . . . . . . . . . .     (1,247)       911
                                          ----------  ---------
    Equity in net income (loss) of USPEs  $  (1,161)  $    186
                                          ==========  =========


The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, impairment loss, direct expenses, and administrative expenses in the USPEs:

Aircraft: As of December 31, 2002 and 2001, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the year ended December 31, 2002, revenues of $0.1 million were offset by direct expenses and administrative expenses of $38,000. During the year ended December 31, 2001, revenues of $0.3 million were offset by impairment loss, direct expenses, and administrative expenses of $1.1 million.

Revenues earned by the trust that owns two commercial aircraft on a direct finance lease decreased $0.2 million due to the leases for the aircraft in the trust being renegotiated at a lower rate in 2001.

Impairment loss, direct expenses, and administrative expenses decreased $1.0 million during the year ended December 31, 2002 compared to 2001 due to a $1.0 million impairment loss that was recorded on the trust during the year ended December 31, 2001 which resulted from the reduction of the carrying value of the Trust's aircraft to its estimated fair value. There were no impairments to this partially owned trust required during 2002.

Marine vessels: As of December 31, 2002 and 2001, the Partnership owned interests in two entities each owning a marine vessel. During the year ended December 31, 2002, lease revenues of $4.2 million were offset by depreciation expense, direct expenses and administrative expenses of $5.5 million. During 2001, lease revenues of $6.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $5.7 million.

Marine vessels lease revenues decreased $2.4 million during 2002 compared to 2001. A decrease of $1.9 million during 2002 was due to a decrease in voyage charter lease rates compared to 2001 and a decrease of $0.5 million was due to the increase in the number of days one marine vessel was off-lease during 2002 compared to 2001.

Marine vessels depreciation expense, direct expenses, and administrative expenses decreased $0.2 million during the year ended December 31, 2002 compared to 2001. Significant variances are explained as follows:

     (i) A decrease of $0.2 million in depreciation expense caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned;

     (ii) A decrease of $0.2 million due to the marine vessels incurring lower repairs and maintenance during 2002 compared to 2001;

     (iii) A decrease of $0.1 million in management fees due to lower lease revenues;

     (iv)     A  decrease  of  $0.1  million  in  administrative  expenses;  and

     (v) An increase of $0.3 million in marine vessel operating expenses during 2002 compared to 2001.

(f)     Net  Income

As a result of the foregoing, the Partnership's net income for the year ended December 31, 2002 was $0.6 million, compared to net income of $3.3 million during 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2002 is not necessarily indicative of future periods.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2001 and 2000

(a)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2001, compared to 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                        For the Years
                     Ended December 30,
                     2001          2000
                    -------------------
Aircraft. . . . .  $   8,351  $   7,782
Railcars. . . . .        991      1,811
Marine containers        311        405
Trailers. . . . .        163      1,213
Marine vessels. .       (265)     2,774


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

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, during 2001, compared to $1.9 million and $0.7 million, respectively, during 2000. The decrease in trailer contribution was due to the sale of 76% of the Partnership's trailers during 2000.

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

(b)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $7.8 million for the year ended December 31, 2001 decreased from $12.0 million for the same period in 2000. Significant variances are explained as follows:

     (i) Depreciation and amortization expenses decreased $2.5 million during 2001 compared to 2000. A decrease of $1.3 million was caused by the sale of two of the Partnership's wholly owned marine vessels during 2001 and 2000 and a decrease of $0.3 million resulted from the sale of 76% of the Partnership's trailers during 2000. Additionally, a decrease of $0.9 million was caused by the double-declining balance method of depreciation that results in greater depreciation during the first years an asset is owned.

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

     (v) A $0.6 million increase in the provision for bad debts was due to the General Partner's evaluation of the collectability of receivables due from certain lessees.

(c)     Gain  on  Disposition  of  Owned  Equipment,  net

The net gain on the disposition of equipment for the year ended December 31, 2001 totaled $1.2 million, which resulted from the sale of a marine vessel, marine containers, trailers, and a railcar with a net book value of $1.4 million, for $2.7 million. The gain on the disposition of owned equipment for the year ended December 31, 2000 totaled $1.4 million, which resulted from the sale of a marine vessel, marine containers, railcars, and trailers with a net book value of $6.0 million, for proceeds of $7.2 million. Included in the 2000 gain on disposition of assets is the unused portion of marine vessel dry docking reserve of $0.1 million.

(d)     Equity  in  Net  Income  of  Unconsolidated  Special-Purpose  Entities

Equity in net income of USPEs represents the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):



                                       For the Years
                                     Ended December 31,
                                    2001           2000
                                   --------------------
Marine vessels. . . . . . . . . .  $     911  $      22
Aircraft. . . . . . . . . . . . .       (725)       384
                                   ---------  ---------
    Equity in net income of USPEs  $     186  $     406
                                   =========  =========


The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the USPEs:

Marine vessels: As of December 31, 2001 and 2000, the Partnership owned interests in two entities each owning a marine vessel. During the year ended December 31, 2001, lease revenues of $6.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $5.7 million. During 2000, lease revenues of $6.3 million were offset by depreciation expense, direct expenses, and administrative expenses of 6.2 million.

Lease revenues increased $0.4 million during 2001 compared to 2000. The increase in lease revenues was due to the following:

     (i) One marine vessel was on voyage charter the entire year of 2001, compared to being on voyage charter and fixed rate lease during 2000. During 2001, this marine vessel earned $2.4 million in higher lease revenues due to higher lease rates earned while on voyage charter compared to 2000. Under a voyage charter lease, the marine vessel earns a higher lease rate; however, certain direct expenses that were paid by the lessee are paid by the owner.

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

Depreciation expense, direct expenses, and administrative expenses decreased $0.5 million during 2001 compared to 2000. A decrease of $0.3 million was caused by lower repairs and maintenance during 2001 compared to 2000. A decrease of $0.2 million in marine vessel operating expenses was the result of fewer voyage charters during 2001 compared to 2000. Lower depreciation expense of $0.2 million was caused by the double-declining balance method of depreciation that results in greater depreciation during the first years an asset is owned. These decreases were partially offset by higher administrative expenses of $0.1 million during 2001 compared to 2000.

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

Direct expenses increased $1.1 million. During 2001, the Partnership reduced its interest in a trust owning two Stage III commercial aircraft on a direct finance lease $1.0 million due to a reduction in its net investment in the finance lease receivable caused by a series of lease amendments. There were no impairments to the trust required during 2000. Additionally, direct expenses increased $46,000 due to the recovery of accounts receivable in 2000 that had previously been reserved as bad debts. A similar recovery did not occur in 2001.

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

(F)     Geographic  Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in United States (US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets, and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

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

The Partnership's equipment on lease to US domiciled lessees consisted of trailers, railcars, and aircraft. During 2002, US lease revenues accounted for 11% of the total lease revenues of wholly- and jointly-owned equipment while this region reported net income of $29,000.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consisted of railcars and aircraft. During 2002, Canadian lease revenues accounted for 31% of the total lease revenues of wholly- and jointly-owned equipment and this region reported net income of $2.1 million.

The Partnership's owned equipment on lease to a South American-domiciled lessee consisted of aircraft during 2002, which accounted for 19% of the total lease revenues of wholly- and jointly-owned equipment, and net loss of $0.1 million.

The Partnership's owned equipment and its ownership share in USPE's equipment on lease to a Mexican-domiciled lessee consisted of aircraft during 2002, which accounted for 6% of the total lease revenues of wholly- and jointly-owned equipment and net income of $0.3 million.

The Partnership's owned equipment and its ownership share in USPE's equipment on lease to lessees in the rest of the world consisted of marine vessels and marine containers. During 2002, lease revenues for these lessees accounted for 33% of the total lease revenues of wholly- and jointly-owned equipment and net loss of $1.0 million.

(G)     Inflation

Inflation had no significant impact on the Partnership's operations during 2002, 2001, or 2000.

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

Due to a weak economy, and specifically weakness in the transportation industry, the General Partner has not purchased additional equipment for the Partnership since 2000. The General Partner believes prices on certain transportation assets, particularly rail equipment, have reached attractive levels and is actively looking to make investments in 2003. The General Partner believes that transportation assets purchased in today's economic environment may appreciate when the economy returns to historical growth rates. Accordingly, the General Partner believes that most of the cash currently held by the Partnership will be used to purchase equipment over the next 18 months.

Factors affecting the Partnership's contribution during the year 2003 and beyond include:

(i) The cost of new marine containers has been at historic lows for the past several years, which has caused downward pressure on per diem lease rates for this type of equipment. A significant number of the Partnership's marine containers are in excess of 13 years of age and are no longer suitable for use in international commerce either due to its specific physical condition or lessees' preference for newer equipment. Demand for these marine containers will continue to be weak due to their age. In addition, some of the Partnership's refrigerated marine containers have become delaminated. This condition lowers the demand for these marine containers and has led to declining lease rates and lower utilization on containers with this problem;

(ii) Railcar freight loadings in the United States and Canada decreased 1% and 3%, respectively, through most of 2002. There has been, however, a recent increase for some of the commodities that drive demand for those types of railcars owned by the Partnership. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle railcars in their fleets;

(iii) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's partially owned marine vessels began to decrease during the latter half of 2001 and through the first nine months of 2002. In the fourth quarter of 2002 and into 2003, freight rates for the Partnership's marine vessels, which primarily carry petroleum products, started to increase due to an increase in oil prices caused by political instability in the Middle East;

In addition, one of the marine vessels in which the Partnership owns an interest was manufactured in 1976 and is nearing the end of its economic life. This marine vessel is also single hulled which restricts the ports which it may enter. These conditions severely limit the marine vessel's marketability. Therefore, the General Partner has determined it is the appropriate time to either sell or scrap this marine vessel. While the General Partner anticipates that the disposition of this marine vessel will be completed during the first six months of 2003 and while it cannot accurately predict the amount of sales proceeds, it does believe the disposition will result in a gain to the Partnership;

(iv) Utilization of intermodal trailers owned by the Partnership decreased 12% in 2002 compared to 2001. This decline was similar to the decline in industry-wide utilization. As the Partnership's trailers are smaller than many shippers prefer, the General Partner expects continued declines in utilization over the next few years. Additionally, one of the major shippers that leased the Partnership's trailers has entered bankruptcy. While the Partnership did not have any outstanding receivables from the company, its bankruptcy may cause a further decline in performance of the trailer fleet in the future;

(v) The airline industry began to see lower passenger travel during 2001. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft and to significantly weaken the financial position of most major domestic airlines. As a result of this, the Partnership has had to renegotiate leases on its owned aircraft during 2002 that will result in a decrease in revenues during 2003. The General Partner believes that there is a significant oversupply of commercial aircraft available and that this oversupply will continue for some time.

These events have had a negative impact on the fair value of the Partnership's owned and partially owned aircraft which caused a write down of $0.4 million during 2002. The General Partner does not expect these aircraft to return to their September 11, 2001 values.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft and stopped making lease payments. The lessee is located in Brazil, a country experiencing severe economic difficultly. The Partnership has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to the lessee. The lease, which expired in October 2002, had certain return condition requirements for the aircraft. The General Partner recorded an allowance for bad debts for the amount due less the security deposit.

During October 2002, the General Partner reached an agreement with the lessee of these aircraft for the past due lease payments and agreed to re-lease two of these aircraft to this lessee until March 2003 at a lower lease rate. The remaining aircraft is currently off-lease and in storage. In order to give the lessee an incentive to make timely payments in accordance with the agreement, the General Partner gave the lessee a discount on the total amount due. If the lessee fails to comply with the payment schedule in the agreement, the discount provision will be waived and the full amount again becomes payable. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at December 31, 2002 was $3.3 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of December 31, 2002, the lessee was current with all payments due under the agreement. As of March 26, 2003, the installment payment due from the lessee to the Partnership during March was not received. The General Partner has not yet placed the lessee into default, however, is currently reviewing the options available under the agreement.

The leases on the two Stage II Boeing 737-200 commercial aircraft expire in March 2003. Given the current oversupply of aircraft, the General Partner cannot predict if it will be able to lease these aircraft in the foreseeable future.

The Partnership also owns two DHC-8-102 commuter aircraft that were on a lease through February 2003 to Allegheny Airlines, Inc., a wholly owned subsidiary of US Airways, Inc., both of which declared bankruptcy on August 11, 2002. On October 9, 2002, the General Partner received notification that the leases for the two aircraft had been rejected and the aircraft were returned. The aircraft are currently in storage and are being remarketed for lease or sale. Given the current oversupply of aircraft, these aircraft may remain off-lease for the foreseeable future. At December 31, 2002, the Partnership has $0.1 million in receivables due from this lessee. The General Partner recorded an allowance for bad debts for the amount due;

(vi) The General Partner has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft insurance increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Partnership's equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim; and

(vii) The management fee rate paid by the Partnership will be reduced by 25% for the period starting January 1, 2002 and ending June 30, 2004.

Several other factors may affect the Partnership's operating performance in the year 2003 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)     Repricing  Risk

Certain portions of the Partnership's aircraft, railcar, marine container, marine vessel, and trailer portfolios will be remarketed in 2003 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Partnership is in its reinvestment phase.

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

Under US Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The cost to install a hushkit to meet quieter Stage III requirements is approximately $1.5 million, depending on the type of aircraft. The Partnership owns three Stage II aircraft that are scheduled to be sold or re-leased in countries that do not require this regulation. One aircraft is currently off-lease and being stored in a country that does have these regulations and the remaining two aircraft are on leases that expire in March 2003.

The US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 156 jacketed tank railcars and 106 non-jacketed tank railcars that will need re-qualification. As of December 31, 2002, 7 jacketed tank railcars and 19 non-jacketed tank railcars of the fleet will need to be re-qualified during 2003 or 2004.

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

During 2002, 89% of the Partnership's total lease revenues from wholly- and jointly-owned equipment came from non-United States-domiciled lessees. Most of the Partnership's leases require payment in US currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar-denominated lease payments.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

The financial statements for the Partnership are listed on the Index to Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
             -------------------------------------------------------------------
FINANCIAL  DISCLOSURE
    -----------------

(A)     Disagreements  with  Accountants on Accounting and Financial Disclosures

None

(B)     Changes  in  Accountants

In September 2001, the General Partner announced that the Partnership had engaged Deloitte & Touche LLP as the Partnership's auditors and had dismissed KPMG LLP. KPMG LLP issued an unqualified opinion on the 2000 financial statements. During 2000 and the subsequent interim period preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.
              ------------------------------------------------------------------

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name              Age  Position
-------------------------------------------------------------------------------

Gary D. Engle .   53  Director, PLM Financial Services, Inc., PLM Investment
                      Management, Inc., and PLM Transportation Equipment Corp.

James A. Coyne    42  Director, Secretary and President, PLM Financial Services,
                      Inc. and PLM Investment Management, Inc., Director and
                      Secretary, PLM Transportation Equipment Corp.

Richard K Brock   40  Director and Chief Financial Officer, PLM Financial
                      Services, Inc., PLM Investment Management, Inc. and
                      PLM Transportation Equipment Corp.


Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI Holdings, LLC (MILPI). Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed President of PLM Financial Services, Inc. in August 2002. He was appointed a Director and Secretary of PLM Financial Services, Inc. in April 2001. He was appointed a director of PLM International, Inc in
February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Richard K Brock was appointed a Director and Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM  11.     EXECUTIVE  COMPENSATION
              -----------------------

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2002.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
              ------------------------------------------------------------------

     (A)     Security  Ownership  of  Certain  Beneficial  Owners

The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), cash available for distributions, and net disposition proceeds of the Partnership. As of December 31, 2002, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B)     Security  Ownership  of  Management

Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates own any limited partnership units of the Partnership as of December 31, 2002.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              --------------------------------------------------

     (A)     Transactions  with  Management  and  Others

During 2002, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $0.2 million; and administrative and data processing services performed on behalf of the Partnership, $0.2 million.

During 2002, the Partnership's proportional share of ownership in USPEs paid or accrued the following fees to FSI or its affiliates: management fees, $0.2 million; and administrative and data processing services, $0.1 million.

The balance due to affiliates as of December 31, 2002 includes $0.1 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs.

ITEM  14.     CONTROLS  AND  PROCEDURES
              -------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Partnership's principal Executive Officer and Chief Financial Officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              ------------------------------------------------------------------

     (A)     1.     Financial  Statements

The  financial  statements  listed  in  the  accompanying  Index  to  Financial
Statements  are  filed  as  part  of  this  Annual  Report  on  Form  10-K.

          2.     Financial  Statements  required  under Regulation S-X Rule 3-09

The following financial statements are filed as Exhibits of this Annual Report on Form 10K:

a.     Lion  Partnership

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

4.1 First Amendment to the Amended and Restated Limited Partnership Agreement dated August 24, 2001, incorporated by reference to the Partnership's Annual Report on Form 10-K dated December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.

10.1 Management Agreement between Partnership and PLM Investment Management, Inc. incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-32258), which became effective with the Securities and Exchange Commission on April 11, 1990.

10.2 Warehouse Credit Agreement, dated April 13, 2001, incorporated by reference to the Partnership's Form 10-Q dated March 31, 2002 filed with the Securities and Exchange Commission on May 8, 2002.

10.3 First amendment to the Warehouse Credit Agreement, dated December 21, 2001, incorporated by reference to the Partnership's Form 10-Q dated March 31, 2002 filed with the Securities and Exchange Commission on May 8, 2002.

10.4 Second amendment to the Warehouse Credit Agreement, dated April 12, 2002, incorporated by reference to the Partnership's Form 10-Q dated March 31, 2002 filed with the Securities and Exchange Commission on May 8, 2002.

10.5 Third amendment to the Warehouse Credit Agreement, dated July 11, 2002, incorporated by reference to the Partnership's Form 10-Q dated June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002.

10.6 October 2002 purchase agreement between PLM Transportation Equipment Corp., Inc. and Trinity Tank Car, Inc. incorporated by reference to the Partnership's Form 10-Q dated September 30, 2002 filed with the Securities and Exchange Commission on November 13, 2002.

10.7 Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated October 11, 2002, incorporated by reference to the Partnership's Form 10-Q dated September 30, 2002 filed with the Securities and Exchange Commission on November 13, 2002.

10.8 February 2003 purchase agreement between PLM Transportation Equipment Corp., Inc. and Residual Based Finance Corporation.

Financial  Statements  required  under  Regulation  S-X  Rule  3-09:

99.1     Lion  Partnership.

99.2     Clement  Partnership.

------
CONTROL  CERTIFICATION
----------------------



I,  James  A.  Coyne,  certify  that:

1.     I  have  reviewed this annual report on Form 10-K of PLM Equipment Growth
Fund  V.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  26,  2003     By:     /s/  James  A.  Coyne
                                    ---------------------
                                    James  A.  Coyne
                                    President
                                   (Principal  Executive  Officer)

CONTROL  CERTIFICATION
----------------------



I,  Richard  K  Brock,  certify  that:

1.     I  have  reviewed this annual report on Form 10-K of PLM Equipment Growth
Fund  V.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  26,  2003     By:     /s/  Richard  K  Brock
                                    ----------------------
                                    Richard  K  Brock
                                    Chief  Financial  Officer
                                   (Principal  Financial  Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated:  March  26,  2003     PLM  EQUIPMENT  GROWTH  FUND  V
               PARTNERSHIP

     By:     PLM  Financial  Services,  Inc.
             General  Partner


     By:     /s/  James  A.  Coyne
             ---------------------
             James  A.  Coyne
             President


     By:     /s/  Richard  K  Brock
             ----------------------
             Richard  K  Brock
             Chief  Financial  Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund V (the Partnership), that the Annual Report of the Partnership on Form 10-K for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name     Capacity     Date
----     --------     ----




/s/  Gary  D.  Engle
--------------------
Gary  D.  Engle     Director,  FSI     March  26,  2003




/s/  James  A.  Coyne
---------------------
James  A.  Coyne     Director,  FSI     March  26,  2003




/s/  Richard  K  Brock
----------------------
Richard  K  Brock     Director,  FSI     March  26,  2003

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 15(a))


                                                                     Page
                                                                     ----

Independent  auditors'  reports                                     33-34

Balance  sheets  as  of  December  31,  2002  and  2001                35

Statements  of  income  for  the  years  ended
     December  31,  2002,  2001,  and  2000                            36

Statements  of  changes  in  partners'  capital  for  the
     years  ended  December  31,  2002,  2001,  and  2000              37

Statements  of  cash  flows  for  the  years  ended
     December  31,  2002,  2001,  and  2000                            38

Notes  to  financial  statements                                    39-52

Independent  auditors'  reports  on  financial  statement  schedule    53

Schedule  II  valuation  and  qualifying  accounts                     54

INDEPENDENT  AUDITORS'  REPORT





The  Partners
PLM  Equipment  Growth  Fund  V:


We have audited the accompanying balance sheets of PLM Equipment Growth Fund V, a limited partnership (the "Partnership"), as of December 31, 2002 and 2001, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.






/s/  Deloitte  &  Touche  LLP
Certified  Public  Accountants

Tampa,  Florida
March  7,  2003
(March  21,  2003  as  to  note  12)

INDEPENDENT  AUDITORS'  REPORT





The  Partners
PLM  Equipment  Growth  Fund  V:


We have audited the accompanying statements of income, changes in partners' capital and cash flows of PLM Equipment Growth Fund V ("the Partnership") for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PLM Equipment Growth Fund V for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




/s/  KPMG  LLP

SAN  FRANCISCO,  CALIFORNIA
March  12,  2001

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (in thousands of dollars, except unit amounts)



                                                                              2002       2001
                                                                            ---------  ---------
ASSETS
Equipment held for operating leases, at cost . . . . . . . . . . . . . . .  $ 72,233   $ 73,711
Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . .   (64,580)   (62,572)
                                                                            ---------  ---------
  Net equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,653     11,139


Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .    11,114      6,312
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        60         --
Accounts and note receivable, less allowance for doubtful accounts of
    $3,208 in 2002 and $664 in 2001. . . . . . . . . . . . . . . . . . . .       723      1,041
Investments in unconsolidated special-purpose entities . . . . . . . . . .     4,694      5,703
Lease negotiation fees to affiliate, less accumulated
    amortization of $34 in 2002 and $33 in 2001. . . . . . . . . . . . . .        13         14
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .       291         34
                                                                            ---------  ---------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 24,548   $ 24,243
                                                                            =========  =========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .  $    277   $    410
Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       166        194
Lessee deposits and reserve for repairs. . . . . . . . . . . . . . . . . .     2,941      3,149
                                                                            ---------  ---------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,384      3,753
                                                                            ---------  ---------

Commitments and contingencies

Partners' capital
Limited partners (8,478,448 limited partnership units outstanding in 2002
      and 8,533,465 limited partnership units outstanding in 2001) . . . .    21,164     20,490
General Partner. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         --
                                                                            ---------  ---------
  Total partners' capital. . . . . . . . . . . . . . . . . . . . . . . . .    21,164     20,490
                                                                            ---------  ---------

      Total liabilities and partners' capital. . . . . . . . . . . . . . .  $ 24,548   $ 24,243
                                                                            =========  =========
















                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
         (in thousands of dollars, except weighted-average unit amounts)




                                                     2002      2001     2000
                                                   --------  --------  -------
REVENUES
Lease revenue . . . . . . . . . . . . . . . . . .  $ 9,278   $11,029   $20,918
Interest and other income . . . . . . . . . . . .      366       242       204
Gain on disposition of equipment. . . . . . . . .      244     1,251     1,351
Loss on disposition of equipment. . . . . . . . .       --        (5)       --
                                                   --------  --------  -------
    Total revenues. . . . . . . . . . . . . . . .    9,888    12,517    22,473
                                                   --------  --------  -------

EXPENSES

Depreciation and amortization . . . . . . . . . .    2,990     5,629     8,153
Repairs and maintenance . . . . . . . . . . . . .      729     1,074     1,781
Equipment operating expenses. . . . . . . . . . .       32       317     4,984
Insurance expenses. . . . . . . . . . . . . . . .      137       196       206
Management fees to affiliate. . . . . . . . . . .      211       454     1,013
Interest expense. . . . . . . . . . . . . . . . .       --       164     1,038
General and administrative expenses to affiliates      161       443       776
Other general and administrative expenses . . . .    1,084       527       879
Impairment loss on equipment. . . . . . . . . . .      408        --        --
Provision for bad debts . . . . . . . . . . . . .    2,337       631        55
                                                   --------  --------  -------
    Total expenses. . . . . . . . . . . . . . . .    8,089     9,435    18,885
                                                   --------  --------  -------

Equity in net income (loss) of unconsolidated
  special-purpose entities. . . . . . . . . . . .   (1,161)      186       406
                                                   --------  --------  -------
Net income. . . . . . . . . . . . . . . . . . . .  $   638   $ 3,268   $ 3,994
                                                   ========  ========  =======

PARTNERS' SHARE OF NET INCOME

Limited partners. . . . . . . . . . . . . . . . .  $   638   $ 3,149   $ 3,517
General Partner . . . . . . . . . . . . . . . . .       --       119       477
                                                   --------  --------  -------

Total . . . . . . . . . . . . . . . . . . . . . .  $   638   $ 3,268   $ 3,994
                                                   ========  ========  =======
Limited partners' net income per
    weighted-average limited partnership unit . .  $  0.08   $  0.35   $  0.39
                                                   ========  ========  =======













                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (in thousands of dollars)




                                                 Limited     General
                                                 Partners    Partner    Total
                                                ------------------------------
  Partners' capital as of December 31, 1999. .  $  27,006   $     --   $27,006

Net income . . . . . . . . . . . . . . . . . .      3,517        477     3,994

Purchase of limited partnership units. . . . .        (10)        --       (10)

Cash distribution. . . . . . . . . . . . . . .     (9,067)      (477)   (9,544)
                                                ----------  ---------  --------
  Partners' capital as of December 31, 2000. .     21,446         --    21,446

Net income . . . . . . . . . . . . . . . . . .      3,149        119     3,268

Purchase of limited partnership units. . . . .     (2,504)        --    (2,504)

Cash distribution. . . . . . . . . . . . . . .     (1,601)      (119)   (1,720)
                                                ----------  ---------  --------
  Partners' capital as of December 31, 2001. .     20,490         --    20,490

Net income . . . . . . . . . . . . . . . . . .        638         --       638

Canceled purchase of limited partnership units         36         --        36
                                                ----------  ---------  --------
  Partners' capital as of December 31, 2002. .  $  21,164   $     --   $21,164
                                                ==========  =========  ========
























                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)

                                                               2002      2001       2000
                                                            --------  --------  ---------
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . .  $   638   $ 3,268   $  3,994
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Depreciation and amortization. . . . . . . . . . . . . .    2,990     5,629      8,153
  Amortization of debt issuance costs. . . . . . . . . . .       --        23         25
  Provision for bad debts. . . . . . . . . . . . . . . . .    2,337       631         55
  Impairment loss on equipment . . . . . . . . . . . . . .      408        --         --
  Net gain on disposition of equipment . . . . . . . . . .     (244)   (1,246)    (1,351)
  Equity in net (income) loss of unconsolidated
    special-purpose entities . . . . . . . . . . . . . . .    1,161      (186)      (406)
  Changes in operating assets and liabilities:
    Accounts and note receivable . . . . . . . . . . . . .   (1,992)     (103)       554
    Prepaid expenses and other assets. . . . . . . . . . .     (257)        5         15
    Accounts payable and accrued expenses. . . . . . . . .       81       (49)      (256)
    Due to affiliates. . . . . . . . . . . . . . . . . . .      (28)      (65)       (45)
    Lessee deposits and reserve for repairs. . . . . . . .     (208)      421         87
                                                            --------  --------  ---------
       Net cash provided by operating activities . . . . .    4,886     8,328     10,825
                                                            --------  --------  ---------

INVESTING ACTIVITIES
Proceeds from disposition of equipment . . . . . . . . . .      306     2,679      7,183
Payments for purchase of equipment and capitalized repairs       --        (4)    (2,679)
(Contribution to) distribution from unconsolidated
    special-purpose entities . . . . . . . . . . . . . . .     (152)    2,673      1,850
Payments of acquisition fees to affiliate. . . . . . . . .       --      (101)        --
Payments of lease negotiation fees to affiliate. . . . . .       --       (23)        --
                                                            --------  --------  ---------
      Net cash provided by investing activities. . . . . .      154     5,224      6,354
                                                            --------  --------  ---------

FINANCING ACTIVITIES
Payments of note payable . . . . . . . . . . . . . . . . .       --    (5,474)   (10,010)
Proceeds from short-term loan from affiliate . . . . . . .       --        --      4,500
Payment of short-term loan to affiliate. . . . . . . . . .       --        --     (4,500)
(Increase) decrease in restricted cash . . . . . . . . . .      (60)      445         (4)
Cash distribution paid to General Partner. . . . . . . . .       --      (119)      (477)
Cash distribution paid to limited partners . . . . . . . .       --    (1,601)    (9,067)
Canceled purchase of limited partnership units . . . . . .       36        --         --
Payment for limited partnership units. . . . . . . . . . .     (214)   (2,290)       (10)
                                                            --------  --------  ---------
      Net cash used in financing activities. . . . . . . .     (238)   (9,039)   (19,568)
                                                            --------  --------  ---------

Net increase (decrease) in cash and cash equivalents . . .    4,802     4,513     (2,389)
Cash and cash equivalents at beginning of year . . . . . .    6,312     1,799      4,188
                                                            --------  --------  ---------
Cash and cash equivalents at end of year . . . . . . . . .  $11,114   $ 6,312   $  1,799
                                                            ========  ========  =========

SUPPLEMENTAL INFORMATION
Interest paid. . . . . . . . . . . . . . . . . . . . . . .  $    --   $   224   $  1,083
                                                            ========  ========  =========







                 See accompanying notes to financial statements.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation
       -----------------------

Organization
------------

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

FSI manages the affairs of the Partnership. Cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero (see Net Income and Distributions Per Limited Partnership Unit below). The General
Partner is also entitled to subordinated incentive fees equal to 5% of cash available for distribution and 5% of net disposition proceeds (as defined in the partnership agreement), which are distributed by the Partnership after the limited partners have received a certain minimum rate of return.

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

Estimates
---------

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

Operations
----------

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

Accounting  for  Leases
-----------------------

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS No. 13). Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification, as required by SFAS No. 13.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

Depreciation  and  Amortization
-------------------------------

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

Transportation  Equipment
-------------------------

Equipment  held  for  operating  leases  is  stated  at  cost.

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), the General Partner reviewed the carrying values of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicated that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair value of the equipment were less than the carrying value of the equipment, an impairment loss was recorded.

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144), which replaces SFAS No. 121. In accordance with SFAS No. 144, the Partnership evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Partnership applied the new rules on accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

The estimate of the fair value for the Partnership's owned and partially owned equipment is based on the opinion of the Partnership's equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows. The events of September 11, 2001, along with the change in general economic conditions in the United States (US), have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines.

The Partnership has recorded write-downs of certain owned aircraft and certain partially owned aircraft, representing impairment to the carrying value. During 2001, an unconsolidated special-purpose entity (USPE) trust owning two Stage III commercial aircraft on a direct finance lease reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of this writedown, which is included in equity in net income
(loss) of the USPE in the accompanying statements of income, was $1.0 million. During 2002, the bankruptcy of a major US airline and subsequent increase in off-lease aircraft indicated to the General Partner that an impairment to the aircraft portfolio may exist. The General Partner determined the fair value of the aircraft based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, estimated sales proceeds and holding costs excluding interest. This resulted in an impairment of $0.4 million to an aircraft owned by the Partnership. No reductions were required to the carrying value of the owned equipment during 2001 and 2000 or partially owned equipment in 2002 and 2000.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

Investments  in  Unconsolidated  Special-Purpose  Entities
----------------------------------------------------------

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

Repairs  and  Maintenance
-------------------------

     Repairs and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are charged against operations as incurred. Certain costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional gain on disposition. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Partnership may have the obligation to fund and accrue the difference. In certain instances, if the aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional gain on disposition. The aircraft reserve accounts are included in the accompanying balance sheets as lessee deposits and reserve for repairs. Marine vessel dry-docking reserve accounts are included in investments in USPE's.

Net  Income  and  Distributions  Per  Limited  Partnership  Unit
----------------------------------------------------------------

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

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. Monthly unitholders received a distribution check 15 days after the close of the previous month's business and quarterly unitholders received a distribution check 45 days after the close of the quarter.

For the years ended December 31, 2001 and 2000, cash distributions totaled $1.7 million and $9.5 million, respectively, or $0.18, and $1.00 per weighted-average limited partnership unit, respectively. No cash distributions were declared or paid during 2002.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

Net  Income  and  Distributions  Per  Limited  Partnership  Unit(continued)
----------------------------------------------------------------

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $5.5 million in 2000 were deemed to be a return of capital. None of the cash distributions to the limited partners during 2001 were deemed to be a return of capital.

Cash distributions related to the fourth quarter 2000 of $1.6 million were declared and paid during the first quarter of 2001. There were no cash distributions related to the fourth quarter 2002 or 2001 paid during the first quarter of 2003 or 2002.

Net  Income  Per  Weighted-Average  Limited  Partnership  Unit
--------------------------------------------------------------

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the year. The weighted-average number of limited partnership units deemed outstanding during the years ended December 31, 2002, 2001, and 2000, was 8,498,098, 9,061,535, and
9,0661,391,  respectively.

Cash  and  Cash  Equivalents
----------------------------

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of one year or less as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term nature of the investments.

Comprehensive  Income
---------------------

The Partnership's comprehensive income is equal to net income for the years ended December 31, 2002, 2001, and 2000.

Restricted  Cash
----------------

As of December 31, 2002, restricted cash consists of bank accounts and short-term investments that are primarily subject to withdrawal restrictions per loan agreements.

New  Accounting  Standards
--------------------------

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), was approved by the FASB. SFAS No. 142 changes the method of accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets will cease upon adoption of this statement. The Partnership implemented SFAS No. 142 on January 1, 2002. SFAS No. 142 had no impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS No.
145). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Partnership has elected early adoption of SFAS No. 145 as of January 1, 2002. SFAS No. 145 had no impact on the Partnership's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No. 146. These

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

New  Accounting  Standards  (continued)
--------------------------

costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities' financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

Reclassifications
-----------------

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentations.

2.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

An officer of FSI contributed $100 of the Partnership's initial capital. The equipment management agreement, subject to certain reductions, requires the payment of a monthly management fee attributable either to owned equipment or interests in equipment owned by the USPEs to be paid to IMI in an amount equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that is subject to full payout net leases, or (c) 7% of the gross lease revenues attributable to equipment, if any, that is subject to per diem leasing arrangements and thus is operated by the Partnership. The Partnership management fee in 2002, 2001 and 2000 was $0.2 million, $0.5 million and $1.0 million, respectively. Partnership management fees will be reduced 25% for the period January 1, 2002 through June 30, 2004 as part of the settlement of litigation in a prior year. The Partnership reimbursed FSI and its affiliates for data processing and administrative expenses directly attributable to the Partnership in the amount of $0.2 million, $0.4 million, and $0.8 million during 2002, 2001, and 2000, respectively.

The Partnership's proportional share of USPEs' management fees to affiliate were $0.2 million during 2002 and $0.3 million during 2001 and 2000, and the Partnership's proportional share of administrative and data processing expenses to affiliate was $0.1 million, $0.2 million and $0.1 million during 2002, 2001 and 2000, respectively. Both of these affiliate expenses reduced the Partnership's proportional share of the equity interest in income in USPEs.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

2.     Transactions  with  General  Partner  and  Affiliates  (continued)
       -----------------------------------------------------

During 2001 the Partnership paid additional acquisition and lease negotiation fees of $0.1 million to FSI on equipment purchased in 1999. Depreciation and amortization of $22,000, which represents the cumulative effect of depreciation and amortization that should have been recorded from the purchase of equipment in 1999, was recorded during 2001.

The Partnership and the USPEs paid or accrued equipment acquisition and lease negotiation fees of $-0- to TEC in 2002 and 2000, and $0.1 million, in 2000.

The Partnership owned certain equipment in conjunction with affiliated programs during 2002, 2001, and 2000 (see Note 4).

The Partnership borrowed a total $4.5 million from the General Partner for a period of time during 2000. The General Partner charged the Partnership market interest rates for the time the loan was outstanding. Total interest paid to the General Partner was $0.1 million during 2000. There were no similar borrowings during 2002 or 2001.

The balance due to affiliates as of December 31, 2002 and 2001 includes $0.1 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated USPEs.

3.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment as of December 31 were as follows (in thousands of dollars):

Equipment Held for Operating Leases      2002       2001
---------------------------------------------------------
  Aircraft. . . . . . . . . . . . .  $ 55,172   $ 55,172
  Rail equipment. . . . . . . . . .    11,022     11,265
  Marine containers . . . . . . . .     3,855      5,059
  Trailers. . . . . . . . . . . . .     2,184      2,215
                                     ---------  ---------
                                       72,233     73,711
  Less accumulated depreciation . .   (64,580)   (62,572)
                                     ---------  ---------
    Net equipment . . . . . . . . .  $  7,653   $ 11,139
                                     =========  =========


Revenues are earned under operating leases. In most cases, lessees are invoiced for equipment leases on a monthly basis. All equipment rentals invoiced monthly are based on a fixed rate. The Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rental revenues for trailers are based on a per-diem lease in the free running interchange with the railroads.

As of December 31, 2002, all owned equipment was on lease except for three aircraft and 79 railcars with a net book value of $1.6 million. As of December 31, 2001, all owned equipment was on lease except for 87 railcars with a net book value of $0.5 million.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS No. 144. In 2002, the Partnership recorded a write-down of certain owned aircraft representing impairment to the carrying value. During 2002, the bankruptcy of a major US airline and subsequent increase in off-lease aircraft indicated to the General Partner that an impairment to the aircraft portfolio may exist. The General Partner determined the fair value of the aircraft based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, estimated sales proceeds and holding costs excluding interest. This resulted in an impairment of $0.4 million to an aircraft owned by the Partnership. No reductions were required to the carrying value of the owned equipment during 2001 and 2000.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

3.     Equipment  (continued)
       ---------

During 2002, the Partnership disposed of marine containers, railcars, and trailers with an aggregate net book value of $0.1 million for proceeds of $0.3 million. During 2001, the Partnership disposed of a marine vessel, marine containers, trailers, and a railcar with an aggregate net book value of $1.4 million, for $2.7 million.

All owned equipment on lease is accounted for as operating leases. Future minimum rentals under noncancelable operating leases, as of December 31, 2002, for owned equipment during each of the next five years are approximately $4.7 million in 2003; $3.6 million in 2004; $1.5 million in 2005; $1.3 million in 2006; $0.4 million in 2007; and $0.7 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to approximately $0.5 million, $0.7 million, and $9.9 million in 2002, 2001, and 2000, respectively.

4.     Investments  in  Unconsolidated  Special-Purpose  Entities
       ----------------------------------------------------------

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

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership's proportional share of equity in each entity as of December 31, 2002 and 2001 (in thousands of dollars):

                                                            Aero
                                             Clement      California       Lion
As of December 31, 2002 . . . . . . . . .  Partnership1     Trust2      Partnership3   Total
--------------------------------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation  $         546  $        --  $       7,356
  Receivables . . . . . . . . . . . . . .            745          420            716
  Finance lease receivable. . . . . . . .             --        2,425             --
  Other assets. . . . . . . . . . . . . .             --          137             10
                                           -------------  -----------  -------------
    Total assets. . . . . . . . . . . . .  $       1,291  $     2,982  $       8,082
                                           =============  ===========  =============

Liabilities
  Accounts payable. . . . . . . . . . . .  $         173  $         1  $         548
  Due to affiliates . . . . . . . . . . .             11            2             44
  Lessee deposits and reserve for repairs             --          420             97
                                           -------------  -----------  -------------
    Total liabilities . . . . . . . . . .            184          423            689
                                           -------------  -----------  -------------

Equity. . . . . . . . . . . . . . . . . .          1,107        2,559          7,393
                                           -------------  -----------  -------------
    Total liabilities and equity. . . . .  $       1,291  $     2,982  $       8,082
                                           =============  ===========  =============

Partnership's share of equity . . . . . .  $         529  $       640  $       3,525  $4,694
                                           =============  ===========  =============  ======










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

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

4.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

                                                              Aero
                                             Clement       California      Lion
As of December 31, 2001 . . . . . . . . .  Partnership1      Trust2     Partnership3   Total
--------------------------------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation  $       1,239  $        --  $       8,827
  Receivables . . . . . . . . . . . . . .            302          420            776
  Finance lease receivable. . . . . . . .             --        3,234             --
  Other assets. . . . . . . . . . . . . .             --          225             --
                                           -------------  -----------  -------------
    Total assets. . . . . . . . . . . . .  $       1,541  $     3,879  $       9,603
                                           =============  ===========  =============

Liabilities
  Accounts payable. . . . . . . . . . . .  $         263  $        --  $         111
  Due to affiliates . . . . . . . . . . .             48           39             51
  Lessee deposits and reserve for repairs             --          420            514
                                           -------------  -----------  -------------
    Total liabilities . . . . . . . . . .            311          459            676
                                           -------------  -----------  -------------

Equity. . . . . . . . . . . . . . . . . .          1,230        3,420          8,927
                                           -------------  -----------  -------------
    Total liabilities and equity. . . . .  $       1,541  $     3,879  $       9,603
                                           =============  ===========  =============

Partnership's share of equity . . . . . .  $         600  $       855  $       4,248  $5,703
                                           =============  ===========  =============  ======


The tables below set forth 100% of the revenues, direct and indirect expenses, impairment loss and net income (loss) of the entities in which the Partnership has an interest, and the Partnership's proportional share of income (loss) in each entity for the years ended December 31, 2002, 2001, and 2001 (in thousands of dollars):


                                                             Aero
For the year ended                           Clement       California      Lion
December 31, 2002                          Partnership1      Trust2     Partnership3    Total
---------------------------------------------------------------------------------------------
  Revenues . . . . . . . . . . . . . . .  $       3,335   $       496  $       5,390
  Less: Direct expenses. . . . . . . . .          4,034            24          4,471
            Indirect expenses. . . . . .            781           129          1,878
                                          --------------  -----------  --------------
    Net income (loss). . . . . . . . . .  $      (1,480)  $       343  $        (959)
                                          ==============  ===========  ==============

Partnership's share of net income (loss)  $        (808)  $        86  $        (439)  $(1,161)
                                          ==============  ===========  ==============  ========




                                                             Aero
For the year ended                           Clement       California       Lion         Montgomery
December 31, 2001                          Partnership1      Trust2     Partnership3    Partnership4   Total
------------------------------------------------------------------------------------------------------------
  Revenues . . . . . . . . . . . . . . .  $       4,100   $     1,336   $       9,651  $          --
  Less: Direct expenses. . . . . . . . .          3,509            16           4,586             68
            Indirect expenses. . . . . .          1,046           149           2,503             --
            Impairment loss. . . . . . .             --         4,069              --             --
                                          --------------  ------------  -------------  --------------
    Net income (loss). . . . . . . . . .  $        (455)  $    (2,898)  $       2,562  $         (68)
                                          ==============  ============  =============  ==============

Partnership's share of net income (loss)  $        (272)  $      (725)  $       1,217  $         (34)  $  186
                                          ==============  ============  =============  ==============  ======




                                                           Aero
For the year ended                           Clement     California        Lion         Montgomery
December 31, 2000                         Partnership1     Trust2      Partnership3    Partnership4   Total
-----------------------------------------------------------------------------------------------------------
  Revenues . . . . . . . . . . . . . . .  $       8,073  $     1,528  $       4,417   $         237
  Less: Direct expenses. . . . . . . . .          6,428           19          2,583             (60)
            Indirect expenses. . . . . .          1,150          158          2,454              26
                                          -------------  -----------  --------------  --------------
    Net income (loss). . . . . . . . . .  $         495  $     1,351  $        (620)  $         271
                                          =============  ===========  ==============  ==============

Partnership's share of net income (loss)  $         197  $       384  $        (297)  $         122   $  406
                                          =============  ===========  ==============  ==============  ======



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

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

4.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

As of December 31, 2002 and 2001, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

The Partnership recorded a write-down of certain partially owned aircraft, representing impairment to the carrying value. During 2001, a USPE trust owning two Stage III commercial aircraft on a direct finance lease reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of this writedown, which is included in equity in net income (loss) of the USPE in the accompanying statement of income, was $1.0 million.

All jointly owned equipment on lease is accounted for as operating leases, except for two jointly owned commercial aircraft on a direct finance lease. The Partnership's proportionate share of future minimum rentals under noncancelable operating leases as of December 31, 2002, for jointly owned equipment during each of the next five years are approximately $0.6 million in 2003 and $0.6 million in 2004. The Partnership's proportionate share of per diem and short-term rentals consisting of utilization rate lease payments included in jointly owned lease revenues amounted to $4.2 million in 2002, $6.6 million in 2001, and $4.0 million in 2000.

5.     Operating  Segments
       -------------------

The Partnership operates primarily in five operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Partnership's operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2002, 2001 and 2000.

The following tables present a summary of the operating segments (in thousands of dollars):


                                                    Marine      Marine
                                        Aircraft   Container    Vessel     Trailer   Railcar      All
For the Year Ended December 31, 2002     Leasing    Leasing     Leasing    Leasing   Leasing    Other 1    Total
----------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . .  $   7,187  $      181  $     --   $    334   $  1,576  $     --   $ 9,278
  Interest and other income. . . . . .         29          --       168         --         18       151       366
  Gain on disposition of equipment . .         --         143        --          9         92        --       244
                                        ---------  ----------  ---------  ---------  --------  ---------  --------
     Total revenues. . . . . . . . . .      7,216         324       168        343      1,686       151     9,888
                                        ---------  ----------  ---------  ---------  --------  ---------  --------

EXPENSES
  Operations support . . . . . . . . .         52           5        --        207        571        63       898
  Depreciation and amortization. . . .      2,129         210        --        125        525         1     2,990
  Management fees to affiliates. . . .         99           7        --         13         92        --       211
  General and administrative expenses.        297          --        --         64        111       773     1,245
  Impairment loss. . . . . . . . . . .        408          --        --         --         --        --       408
  Provision for bad debts. . . . . . .      2,329          --        --          6          2        --     2,337
                                        ---------  ----------  ---------  ---------  --------  ---------  --------
     Total expenses. . . . . . . . . .      5,314         222        --        415      1,301       837     8,089
                                        ---------  ----------  ---------  ---------  --------  ---------  --------
Equity in net income (loss) of USPEs .         86          --    (1,247)        --         --        --    (1,161)
                                        ---------  ----------  ---------  ---------  --------  ---------  --------
Net income (loss). . . . . . . . . . .  $   1,988  $      102  $ (1,079)  $    (72)  $    385  $   (686)  $   638
                                        =========  ==========  =========  =========  ========  =========  ========

Total assets as of Dcember 31, 2002. .  $   6,460  $      123  $  4,222   $    445   $  1,820  $ 11,478   $24,548
                                        =========  ==========  =========  =========  ========  =========  ========



Includes certain assets not identifiable to a specific segment such as cash, restricted cash, lease negotiation fees and prepaid expenses. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain amortization, general and administrative and operations support expenses.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

5.     Operating  Segments  (continued)
       -------------------



                                                         Marine     Marine
                                             Aircraft   Container    Vessel    Trailer    Railcar      All
For the Year Ended December 31, 2001         Leasing     Leasing    Leasing    Leasing    Leasing    Other 1    Total
---------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $   8,486   $      312  $     66  $    366   $  1,799   $     --   $11,029
  Interest and other income. . . . . . . .         34           --         1        --          6        201       242
  Gain (loss) on disposition of equipment.         (1)         130     1,116         5         (4)        --     1,246
                                            ----------  ----------  --------  ---------  ---------  ---------  -------
     Total revenues. . . . . . . . . . . .      8,519          442     1,183       371      1,801        201    12,517
                                            ----------  ----------  --------  ---------  ---------  ---------  -------

EXPENSES
  Operations support . . . . . . . . . . .        135            1       331       203        808        109     1,587
  Depreciation and amortization. . . . . .      4,619          320        --       127        551         35     5,652
  Interest expense . . . . . . . . . . . .         --           --        --        --         --        141       141
  Management fees to affiliate . . . . . .        290           15         3        19        127         --       454
  General and administrative expenses. . .         38           --        24        64         61        783       970
  Provision for (recovery of) bad debts. .        654           --        --       (10)       (13)        --       631
                                            ----------  ----------  --------  ---------  ---------  ---------  -------
     Total expenses. . . . . . . . . . . .      5,736          336       358       403      1,534      1,068     9,435
                                            ----------  ----------  --------  ---------  ---------  ---------  -------
Equity in net income (loss) of USPEs . . .       (725)          --       911        --         --         --       186
                                            ----------  ----------  --------  ---------  ---------  ---------  -------
Net income (loss). . . . . . . . . . . . .  $   2,058   $      106  $  1,736  $    (32)  $    267   $   (867)  $ 3,268
                                            ==========  ==========  ========  =========  =========  =========  =======

Total assets as of Dcember 31, 2001. . . .  $   9,662   $      408  $  4,914  $    582   $  2,317   $  6,360   $24,243
                                            ==========  ==========  ========  =========  =========  =========  =======






































     Includes certain assets not identifiable to a specific segment such as cash, restricted cash, lease negotiation fees and prepaid expenses. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain amortization, general and administrative and operations support expenses.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

5.     Operating  Segments  (continued)
       -------------------



                                                     Marine     Marine
                                        Aircraft   Container    Vessel   Trailer   Railcar      All
For the Year Ended December 31, 2000     Leasing    Leasing    Leasing   Leasing   Leasing    Other 2    Total
--------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . .  $   8,063  $      412  $  8,123  $  1,944  $  2,376  $     --   $20,918
  Interest income and other. . . . . .          9          --        15        --        --       180       204
  Gain on disposition of equipment . .         --         189        79     1,054        29        --     1,351
                                        ---------  ----------  --------  --------  --------  ---------  -------
     Total revenues. . . . . . . . . .      8,072         601     8,217     2,998     2,405       180    22,473
                                        ---------  ----------  --------  --------  --------  ---------  -------

EXPENSES
  Operations support . . . . . . . . .        281           7     5,349       731       565        38     6,971
  Depreciation and amortization. . . .      5,377         451     1,283       464       542        61     8,178
  Interest expense . . . . . . . . . .         --          --        --        --        --     1,013     1,013
  Management fees to affiliate . . . .        279          20       406       117       191        --     1,013
  General and administrative expenses.        165          --        48       452        70       920     1,655
  Provision for bad debts. . . . . . .         --          --        --        51         4        --        55
                                        ---------  ----------  --------  --------  --------  ---------  -------
     Total expenses. . . . . . . . . .      6,102         478     7,086     1,815     1,372     2,032    18,885
                                        ---------  ----------  --------  --------  --------  ---------  -------
Equity in net income of USPEs. . . . .        384          --        22        --        --        --       406
                                        ---------  ----------  --------  --------  --------  ---------  -------
Net income (loss). . . . . . . . . . .  $   2,354  $      123  $  1,153  $  1,183  $  1,033  $ (1,852)  $ 3,994
                                        =========  ==========  ========  ========  ========  =========  =======




6.     Geographic  Information
       -----------------------

The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in five geographic regions: United States, Canada, South America, Caribbean, and Mexico. Marine vessels and marine containers are leased to multiple lessees in different regions that operate worldwide.


















-----------------------------
2     Includes  certain  interest  income  and  costs  not  identifiable  to  a particular segment, such as interest expense and certain amortization, general and administrative and operations support expenses.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

6.     Geographic  Information  (continued)
       -----------------------


The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):



                         Owned Equipment         Investments in USPEs
                        ----------------         --------------------
Region               2002     2001     2000     2002     2001     2000
----------------------------------------------------------------------

United States . .  $ 1,543  $ 2,201  $ 4,390  $   --  $    --  $    --
Canada. . . . . .    4,178    4,272    4,223      --       --       --
South America . .    2,628    3,011    3,011      --       --       --
Caribbean . . . .       --       --      444      --       --       --
Mexico. . . . . .      748    1,167      315      --       --       --
Rest of the world      181      378    8,535   4,216    6,568    6,107
                   -------  -------  -------  ------  -------  -------
   Lease revenues  $ 9,278  $11,029  $20,918  $4,216  $ 6,568  $ 6,107
                   =======  =======  =======  ======  =======  =======



The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):



                                 Owned Equipment          Investments in USPEs
                                ----------------          --------------------
Region                       2002     2001     2000      2002     2001     2000
-------------------------------------------------------------------------------

United States . . . . . .  $    29  $   466  $  2,089  $    --  $    --  $    --
Canada. . . . . . . . . .    2,051    2,457     2,504       --       --       --
South America . . . . . .    (106)      651       639       --       --       --
Caribbean . . . . . . . .       --       --      (606)      --       --       --
Mexico. . . . . . . . . .      240     (555)     (439)      86     (725)     384
Rest of the world . . . .      271      930     1,255   (1,247)     911       22
                           -------  -------  --------  -------  -------  -------
   Regional income (loss)    2,485    3,949     5,442   (1,161)     186      406

Administrative and other.     (686)    (867)   (1,854)      --       --       --
                           -------  -------  --------  -------  -------  -------
   Net income (loss). . .  $ 1,799  $ 3,082  $  3,588  $(1,161) $   186  $   406
                           =======  =======  ========  =======  =======  =======

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

6.     Geographic  Information  (continued)
       -----------------------

The net book value of these assets as of December 31 are as follows (in thousands of dollars):




                    Owned Equipment  Investments in USPEs
                    ---------------  --------------------
Region               2002     2001      2002     2001
---------------------------------------------------------

United States . .  $ 2,586  $  3,613  $    --  $    --
Canada. . . . . .    3,375     4,929       --       --
South America . .    1,266     1,546       --       --
Mexico. . . . . .      384       760      640      855
Rest of the world       42       291    4,054    4,848
                   -------  --------  -------  -------
   Net book value  $ 7,653  $ 11,139  $ 4,694  $ 5,703
                   =======  ========  =======  =======



7.     Debt
       ----

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI. In July 2002, PLMI reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The facility provides for financing up to 100% of the cost of the equipment. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

As of December 31, 2002, there were no outstanding borrowings on this facility by any of the eligible borrowers.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

8.     Concentrations  of  Credit  Risk
       --------------------------------

For the years ended December 31, 2002, 2001, and 2000, the Partnership's customers that accounted for 10% or more of the total consolidated revenues for the owned equipment and jointly owned equipment were Air Canada (21% in 2002) and Varig South America ("Varig") (18%, in 2002, 14% in 2001, and 10% in 2000).

During 2001, Varig notified the General Partner of its intention to return the three aircraft under lease and stopped making lease payments. The Partnership has a security deposit from Varig that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to Varig. The lease, which expired in October 2002, had certain return condition requirements for the aircraft. The General Partner recorded an allowance for bad debts for the amount due less the security deposit. During October 2002, the General Partner reached an agreement with Varig for the past due lease payments and agreed to re-lease two of these aircraft to them until March 2003 at a lower lease rate. In order to give Varig an incentive to make timely payments in accordance with the agreement, the General Partner gave a discount on the total amount due. If Varig fails to comply with the payment schedule in the agreement, the discount provision will be waived and the full amount again becomes payable. Varig made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November
2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. At December 31, 2001, the balance due from Varig was $3.3 million. Due to the uncertainty of ultimate collection, the Manager will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of December 31, 2002, Varig was current with all payments due under the agreement.

As of December 31, 2002, 2001, and 2000, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9.     Income  Taxes
       -------------

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2002, the financial statement carrying amount of assets and liabilities was approximately $40.4 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10.     Commitments  and  Contingencies
        -------------------------------

TEC arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003, and 2004. As of December 31, 2002, FSI committed one Program Affiliate, other than the Partnership, to purchase $11.3 million in railcars that were purchased by TEC in 2002 or will be purchased in 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Warehouse  Credit  Facility
---------------------------

See  Note  7  for  discussion  of  the  Partnership's  debt  facility.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

10.     Commitments  and  Contingencies  (continued)
        -------------------------------

Commitment and contingencies as of December 31, 2002 are as follows (in thousands of dollars):


                                         Less than    1-3      4-5   After 5
Current Obligations               Total    1 Year    Years    Years   Years
----------------------------------------------------------------------------
Commitment to purchase railcars  $14,699  $ 6,257  $  8,442  $   --  $   --
Line of credit                        --       --        --      --      --
                                 -------  -------  --------  ------  ------
                                 $14,699  $ 6,257  $  8,442  $   --  $   --
                                 =======  =======  ========  ======  ======


11.     Quarterly  Results  of  Operations  (unaudited)
        ----------------------------------

The following is a summary of the quarterly results of operations for the year ended December 31, 2002 (in thousands of dollars, except weighted-average unit amounts):


                                                 March    June    September   December
                                                  31,      30,        30,         31,     Total
-----------------------------------------------------------------------------------------------
Operating results:
  Total revenues. . . . . . . . . . . . . . . .  $2,687  $2,431  $    2,496   $   2,274  $9,888
  Net income (loss) . . . . . . . . . . . . . .     438     223         (92)         69     638

Per weighted-average limited partnership unit:

Net income (loss) . . . . . . . . . . . . . . .  $ 0.05  $ 0.03  $    (0.01)  $    0.01  $ 0.08



The following is a list of the major events that affected the Partnership's performance during 2002:

          (i) In the second quarter of 2002, lease revenues decreased $0.2 million due to certain of the Partnership's aircraft being re-leased at a lower rate;

          (ii) In the third quarter of 2002, the loss from USPEs increased $0.3 million due to the partially owned marine vessels earning a lower lease rate; and

          (iii) In the fourth quarter of 2002, lease revenues decreased $0.2 million due to certain of the Partnership's aircraft being re-leased at a lower rate. The decrease in income caused by the decrease in lease revenues of $0.2 million and an increase in the impairment loss of $0.4 million was partially offset by a decrease in the provision for bad debts of $0.7 million.

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

11.     Quarterly  Results  of  Operations  (unaudited)  (continued)
        ----------------------------------

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 (in thousands of dollars, except weighted-average unit amounts):


                                                 March    June   September    December
                                                  31,      30,       30,         31,       Total
------------------------------------------------------------------------------------------------
Operating results:
  Total revenues. . . . . . . . . . . . . . . .  $4,096  $2,897  $    2,796  $   2,728   $12,517
  Net income (loss) . . . . . . . . . . . . . .   1,748     996         655       (131)    3,268

Per weighted-average limited partnership unit:

Net income (loss) . . . . . . . . . . . . . . .  $ 0.18  $ 0.11  $     0.07  $   (0.01)  $  0.35



The following is a list of the major events that affected the Partnership's performance during 2001:

          (i) In the first quarter of 2001, the Partnership sold a marine vessel, marine containers, and a railcar for a gain of $1.2 million;

          (ii) In the second quarter of 2001, operating expenses decreased $0.2 million due to the sale of a marine vessel during the first quarter;

          (iii) In the third quarter of 2001, the Partnership's investment in USPEs generated a loss resulting from lower lease revenues of $0.2 million and higher repair expenses of $0.1 million; and

          (iv) In the fourth quarter of 2001, the Partnership's investment in a USPE trust that owned two commercial aircraft on a direct finance lease, recorded a $1.0 million impairment loss.

12.     Subsequent  Events
        ------------------

In the first quarter of 2003, the General Partner sold the marine vessel owned by an entity in which the Partnership has an interest. The marine vessel was sold for net proceeds of approximately $2.3 million, of which the Partnership's share is approximately $1.1 million. The equity in income of the USPE that will be recognized by the Partnership related to this transaction in the first quarter of 2003 is approximately $0.9 million.

Additionally, during February 2003, the Partnership agreed to purchase a fleet of railcars for $1.2 million, including a $0.2 million deposit and the assumption of a $1.0 million note payable.

On March 21, 2003, the Partnership signed a letter of intent with a potential buyer to purchase one of the Partnership's owned Boeing 737-200A stage II commercial aircraft for proceeds of approximately $1.1 million. The General Partner expects the sale of this aircraft to close during May 2003. As a result of this sale, the General Partner will record an impairment of $0.2 million during the first quarter of 2003.

INDEPENDENT  AUDITORS'  REPORT



The  Partners
PLM  Equipment  Growth  Fund  V:

We have audited the financial statements of PLM Equipment Growth Fund V, a limited partnership (the "Partnership"), as of December 31, 2002 and 2001, and for each of the two years in the period ended December 31, 2002, and have issued our report thereon dated March 7, 2003 (March 21, 2003 as to note 12); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of PLM Equipment Growth Fund V, listed in Item 15(B). These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2002 and 2001 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/  Deloitte  &  Touche  LLP
Certified  Public  Accountants

Tampa,  Florida
March  7,  2003
(March  21,  2003  as  to  note  12)

                           PLM EQUIPMENT GROWTH FUND V
                             (A LIMITED PARTNERSHIP)
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (in thousands of dollars)




                                       Balance at     Additions    Balance at
                                      Beginning of   Charged to     Increases    End of
                                          Year         Expense    (Deductions)    Year
----------------------------------------------------------------------------------------
Year Ended December 31, 2002
     Allowance for doubtful accounts  $         664  $     2,337  $        207   $ 3,208
     Aircraft engine reserves. . . .          2,300           --            --     2,300

Year Ended December 31, 2001
     Allowance for doubtful accounts  $          34  $       631  $         (1)  $   664
     Aircraft engine reserves. . . .          1,955           --           345     2,300

Year Ended December 31, 2000
     Allowance for doubtful accounts  $          47  $        55  $        (68)  $    34
     Aircraft engine reserves. . . .          1,888           --            67     1,955

                           PLM EQUIPMENT GROWTH FUND V

                                INDEX OF EXHIBITS




Exhibit                                                                                Page
-------                                                                                ----
4.. . .Limited Partnership Agreement of Partnership.                                     *

4.1    First Amendment to the Amended and Restated Limited Partnership
       Agreement                                                                         *

10.1   Management Agreement between the Partnership and
       PLM Investment Management, Inc.                                                   *

10.2   Warehouse Credit Agreement, dated as of April 13, 2001.                           *

10.3   First Amendment to Warehousing Credit Agreement, dated as of
       December 21, 2001.                                                                *

10.4   Second amendment to the Warehouse Credit Agreement, dated as of
       April 12, 2002.                                                                   *

10.5   Third amendment to the Warehouse Credit Agreement, dated July 11, 2002.           *

10.6   October 2002 purchase agreement between PLM Transportation
       Equipment Corp., Inc. and Trinity Tank Car, Inc.                                  *

10.7   Settlement Agreement between PLM Worldwide Leasing Corp. and Varig
       S.A. dated October 11, 2002.                                                      *

10.8   February 2003 purchase agreement between PLM Transportation
       Equipment Corp., Inc. and Residual Based Finance Corporation.                 57-64

Financial Statements required under Regulation S-X Rule 3-09:

99.1   Lion Partnership.                                                             65-74

99.2   Clement Partnership.                                                          75-84
























*  Incorporated  by  reference.  See  page  27  of  this  report.