Form 10QSB
period 2003-03-31
PLM EQUIPMENT GROWTH FUND V
filed 2003-05-12
CIK 857645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

   [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal quarter ended March 31, 2003

                    [   ]            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from   to

Commission file number 01-19203
_______________________

PLM EQUIPMENT GROWTH FUND V
(Exact name of registrant as specified in its charter)

California	94-3104548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

235 3 rd Street South, Suite 200
St. Petersburg, FL	33701
(Address of principal	(Zip code)
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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	March 31,	December 31,
	2003	2002

Assets

Equipment held for operating lease, at cost	$73,454	$72,233
Less accumulated depreciation	(66,423)	(64,580)

Net equipment	7,031	7,653

Cash and cash equivalents	13,979	11,114
Restricted cash	60	60
Accounts and note receivable, less allowance for doubtful
accounts of $3,048 in 2003 and $3,208 in 2002	405	723
Investments in unconsolidated special-purpose entities	4,605	4,694
Deferred charges, net of accumulated amortization of
$36 in 2003 and $34 in 2002	36	13
Prepaid expenses and other assets	294	291

Total assets	$26,410	$24,548

Liabilities and partners’ capital

Liabilities:

Accounts payable and accrued expenses	$186	$277
Due to affiliates	139	166
Non-recourse debt	1,025	--
Lessee deposits and reserve for repairs	2,982	2,941
Total liabilities	4,332	3,384

Commitments and contingencies

Partners' capital:

Limited partners (8,478,448 limited partnership units in 2003
and in 2002)	22,078	21,164
General Partner	--	--

Total partners' capital	22,078	21,164

Total liabilities and partners’ capital	$26,410	$24,548

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

	For the Three Months Ended March 31,
	2003	2002

Revenues

Lease revenue	$1,708	$2,611
Interest and other income	59	34
Gain on disposition of equipment	9	43
Loss on disposition of equipment	--	(1)
Total revenues	1,776	2,687

Expenses

Depreciation and amortization	670	778
Repairs and maintenance	153	194
Insurance expenses	91	29
Management fees to affiliate	63	76
Interest expense	3	--
General and administrative expenses to affiliates	33	58
Other general and administrative expenses	236	153
Loss on impairment of equipment	1,213	--
(Recovery of) provision for bad debts	(160)	759

Total expenses	2,302	2,047

Equity in net income (loss) of unconsolidated special-purpose entities	1,440	(202)

Net income	$914	$438

Partners' share of net income

Limited partners	$914	$438
General Partner	--	--

Total	$914	$438

Limited partners’ net income per weighted-average
limited partnership unit	$0.11	$0.05

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
( A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period from December 31, 2001 to March 31, 2003
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners' capital as of December 31, 2001	$20,490	$--	$20,490

Net income	638		638

Canceled purchase of limited partnership units	36	--	36

Partners' capital as of December 31, 2002	21,164	--	21,164

Net income	914	--	914

Partners' capital as of March 31, 2003	$22,078	$--	$22,078

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
	For the Three Months Ended March 31,
	2003	2002
Operating activities

Net income	$914	$438
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	670	778
Net gain on disposition of equipment	(9)	(42)
Loss on impairment of equipment	1,213	--
(Recovery of) provision for bad debts	(160)	759
Equity in net (income) loss of unconsolidated
special-purpose entities	(1,440)	202
Changes in operating assets and liabilities:
Accounts and note receivable	451	(655)
Prepaid expenses and other assets	(3)	(42)
Accounts payable and accrued expenses	(91)	(67)
Due to affiliates	(27)	10
Lessee deposits and reserve for repairs	41	(9)

Net cash provided by operating activities	1,559	1,372

Investing activities

Payments for the purchase of equipment	(181)	--
Payments of acquisition fees to affiliate	(54)	--
Payments of lease negotiation fees to affiliate	(12)	--
Distributions from unconsolidated special-purpose entities	382	485
Distribution from liquidation of unconsolidated special-purpose entities	1,147	--
Proceeds from disposition of equipment	36	55

Net cash provided by investing activities	1,318	540

Financing activities

Increase in restricted cash	--	(929)
Payment for limited partnership units	--	(214)
Payments of debt placement fees to affiliate	(12)	--
Net cash used in financing activities	(12)	(1,143)

Net increase in cash and cash equivalents	2,865	769
Cash and cash equivalents at beginning of period	11,114	6,312

Cash and cash equivalents at end of period	$13,979	$7,081

Supplemental information
Non cash purchase of equipment through the assumption of
non-recourse debt	$1,025	--

Non cash cancellation of purchase of limited partnership units	$--	35

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund V (the Partnership) as of March 31, 2003 and December 31, 2002, the unaudited condensed statements of income for the three months ended March 31, 2003 and 2002, the unaudited condensed statements of changes in partners’ capital for the period from December 31, 2001 to March 31, 2003, and the unaudited condensed statements of cash flows for the three months ended March 31, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

Effective with the filing of this quarterly report, the Partnership will file all future quarterly and annual reports as an SB filer as allowed under Regulation S-B until such point that the Partnership no longer qualifies to be an SB filer.

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

3.   Reclassification

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations.

4.   Cash Distributions

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared and may include amounts in excess of net income that are considered a return of capital. No cash distributions were paid to the limited partners during the three months ended March 31, 2003 and 2002.

5.   Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2003 and December 31, 2002, included $34,000 and $0.1 million, respectively, due to FSI and its affiliates for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs).

During the three months ended March 31, 2003 and 2002, the Partnership’s proportional share of ownership in USPEs paid or accrued the following fees to FSI or its affiliates: management fees, $55,000 and $44,000, respectively; and administrative and data processing services, $6,000 and $24000, respectively.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.   Transactions with General Partner and Affiliates (continued)

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

During the three months ended March 31, 2003, the Partnership purchased a fleet of railcars and paid FSI $0.1 million for acquisition fees, $12,000 for lease negotiation fees and $12,000 for debt placement fees. No similar fees were paid during the same period of 2002.

6.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
	2003	2002

Aircraft	$55,172	$55,172
Rail equipment	12,283	11,022
Marine containers	3,815	3,855
Trailers	2,184	2,184
	73,454	72,233
Less accumulated depreciation	(66,423)	(64,580)

Net equipment	$7,031	$7,653

As of March 31, 2003, all owned equipment in the Partnership’s portfolio was on lease except for three aircraft and 152 railcars with an aggregate net book value of $2.7 million. As of December 31, 2002, all owned equipment was on lease except for three aircraft and 79 railcars with a net book value of $1.6 million.

During the three months ended March 31, 2003, the Partnership purchased a fleet of railcars for $1.3 million including acquisition fees.

During the three months ended March 31, 2003, the Partnership disposed of marine containers with an aggregate net book value of $1,000 for proceeds of $10,000. During the three months ended March 31, 2002, the Partnership disposed of marine containers and railcars with an aggregate net book value of $29,000 for proceeds of $0.1 million.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by Financial Accounting Standards Board (FASB) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". In 2003, the Partnership recorded an impairment of $1.2 million to an owned aircraft. During 2003, the bankruptcy of the lessee of this aircraft and the likelihood that the aircraft would be returned to the Partnership in a condition not in accordance with the lease agreement, indicated to the General Partner that an impairment to this aircraft may exist. The General Partner determined the fair value of the aircraft based on estimated sales proceeds to an independent third party and holding costs excluding interest. No reductions were required to the carrying value of the owned equipment during the first quarter of 2002.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Investments in Unconsolidated Special-Purpose Entities

The Partnership owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances. Ownership interest is based on the Partnership’s contribution towards the cost of the equipment in the USPEs. The Partnership’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees, such as management and acquisition and lease negotiation fees, varying among the owners of the USPE’s.

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of March 31, 2003 and December 31, 2002 (in thousands of dollars):

		Aero
	Clement	California	Lion
As of March 31, 2003	Partnership 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$--	$--	$7,050
Receivables	822	420	1,382
Finance lease receivable	--	2,330	--
Other assets	--	114	7

Total assets	$822	$2,864	$8,439

Liabilities
Accounts payable	$370	$2	$297
Due to affiliates	30	2	56
Lessee deposits and reserve for repairs	--	420	155

Total liabilities	400	424	508

Equity	422	2,440	7,931

Total liabilities and equity	$822	$2,864	$8,439

Partnership’s share of equity	$209	$610	$3,786	$4,605

		Aero
	Clement	California	Lion
As of December 31, 2002	Partnership 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$546	$--	$7,356
Receivables	745	420	716
Finance lease receivable	--	2,425	--
Other assets	--	137	10

Total assets	$1,291	$2,982	$8,082

Liabilities
Accounts payable	$173	$1	$548
Due to affiliates	11	2	44
Lessee deposits and reserve for repairs	--	420	97

Total liabilities	184	423	689

Equity	1,107	2,559	7,393

Total liabilities and equity	$1,291	$2,982	$8,082

Partnership’s share of equity	$529	$640	$3,525	$4,694

1    The Partnership owns a 50% interest in the Clement Partnership that owned a product tanker.
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
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Investments in Unconsolidated Special-Purpose Entities (continued)

The tables below set forth 100% of the revenues, gain on disposition of equipment, direct and indirect expenses and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three months ended March 31, 2003 and 2002 (in thousands of dollars):

Aero
For the three months ended	Clement	California	Lion
March 31, 2003	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$1,070	$103	$1,861
Gain on disposition of equipment	1,747	--	--
Less: Direct expenses	489	5	850
Indirect expenses	78	30	418

Net income	$2,250	$68	$593

Partnership’s share of net income	$1,136	$17	$287	$1,440

Aero
For the three months ended	Clement	California	Lion
March 31, 2002	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$505	$138	$1,560
Less: Direct expenses	794	5	991
Indirect expenses	250	34	497

Net income (loss)	$(539)	$99	$72

Partnership’s share of net income (loss)	$(261)	$25	$34	$(202)

As of March 31, 2003 and December 31, 2002, all jointly-owned equipment in the Partnership’s USPE portfolio was on lease.

During 2003, the General Partner sold a product tanker marine vessel owned by an entity in which the Partnership’s has a 50% interest. The Partnership’s interest in this entity was sold for proceeds of $1.1 million for its net investment of $0.3 million.

1    The Partnership owns a 50% interest in the Clement Partnership that owned a product tanker.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.   Operating Segments

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

		Marine		Marine
For the three months ended	Aircraft	Vessel	Railcar	Container	Trailer
March 31, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$1,171	$--	$405	$47	$85	$--	$1,708
Interest income and other	27	--	--	--	--	32	59
Gain on disposition of equipment	--	--	--	9	--	--	9

Total revenues	1,198	--	405	56	85	32	1,776

Expenses
Operations support	29	--	136	11	50	18	244
Depreciation and amortization	463	--	158	17	31	1	670
Interest expense	--	--	3	--	--	--	3
Management fees to affiliate	35	--	23	2	3	--	63
General and administrative expenses	49	--	23	--	14	183	269
Loss on impairment of equipment	1,213	--	--	--	--	--	1,213
(Recovery of) provision for bad debts	(161)	--	1	--	--	--	(160)
Total expenses	1,628	--	344	30	98	202	2,302
Equity in net income of USPEs	17	1,423	--	--	--	--	1,440

Net income (loss)	$(413)	$1,423	$61	$26	$(13)	$(170)	$914

Total assets as of March 31, 2003	$4,755	$3,995	$2,804	$80	$407	$14,369	$26,410

		Marine		Marine
For the three months ended	Aircraft	Vessel	Railcar	Container	Trailer
March 31, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$2,040	$--	$392	$73	$106	$--	$2,611
Interest income and other	--	--	4	--	--	30	34
Gain (loss) on disposition of equipment	--	--	(1)	43	--	--	42

Total revenues	2,040	--	395	116	106	30	2,687

Expenses
Operations support	9	--	141	--	57	16	223
Depreciation and amortization	543	--	133	68	31	3	778
Management fees to affiliate	33	--	34	4	5	--	76
General and administrative expenses	68	--	22	--	16	105	211
Provision for bad debts	753	--	--	--	6	--	759
Total expenses	1,406	--	330	72	115	124	2,047
Equity in net income (loss) of USPEs	25	(227)	--	--	--	--	(202)

Net income (loss)	$659	$(227)	$65	$44	$(9)	$(94)	$438

1   Includes certain assets not identifiable to a specific segment such as cash, restricted cash, deferred charges, and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain amortization, general and administrative and operations support expenses.
2   Includes certain interest income and costs not identifiable to a particular segment, such as certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.  Net Income Per Weighted-Average Limited Partnership Unit

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three months ended March 31, 2003 and 2002 was 8,478,448 and 8,498,098, respectively.

10.   Debt

During 2003, the Partnership assumed non-recourse debt of $1.0 million that is collateralized by the railcars and related lease payments purchased in 2003. The note bears interest at a fixed rate of 8.19% per annum and has a final maturity in 2005. The remaining balance of the note will be repaid with monthly principal and interest payments of $22,000 and a balloon payment obligation of $0.6 million due at the expiration of the debt.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on June 30, 2003. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to other borrowers.

As of March 31, 2003, there were no outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

11.   Commitments and Contingencies

PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered between 2002 - 2004. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003, and 2004. As of March 31, 2003, $5.1 million in railcars had been purchased by Program Affiliates and FSI committed one Program Affiliate, other than the Partnership, to purchase $5.2 million in railcars during the remainder of 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In 2003, FSI entered into three additional commitments to purchase a total of $12.1 million in railcars during 2003. While FSI has neither determined if a Program Affiliates will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11.   Commitments and Contingencies

   Non-recourse Debt

See Note 10 for discussion of the Partnership’s debt facilities.

Warehouse Credit Facility

See Note 10 for discussion of the Partnership’s debt facilities.

Commitments and contingencies as of March 31, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$26,880	$18,438	$8,442	$--	$--
Non-recourse debt	1,025	263	762
Line of credit	--	--	--	--	--

	$27,905	$18,701	$9,204	--	$--

12.   Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V’s (the Partnership’s) Operating Results for the Three Months Ended March 31, 2003 and 2002

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 2003, compared to the same period of 2002. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, loss on impairment of equipment, and provision for bad debts relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2003	2002

Aircraft	$1,142	$2,031
Railcars	269	251
Marine containers	36	73
Trailers	35	49

Aircraft:   Aircraft lease revenues and direct expenses were $1.2 million and $29,000, respectively, for the three months ended March 31, 2003, compared to $2.0 million and $9,000, respectively, during the same period of 2002. A decrease in aircraft lease revenues of $0.4 million was due to the reduction in the lease rate on two of the Partnership's owned aircraft and a reduction of $0.5 million was due to three aircraft being off-lease in 2003 that were on-lease in 2002.

Railcars: Railcar lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the three months ended March 31, 2003 and 2002, remaining relatively the same for both periods.

Marine containers:   Marine container lease revenues and direct expenses were $47,000 and $11,000, respectively, for the three months ended March 31, 2003, compared to $0.1 million and $-0-, respectively, during the same period of 2002, respectively. The decrease in marine container lease revenues was due to the disposition of marine containers during 2003 and 2002.

Trailers:   Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2003 and 2002, respectively. The decrease in trailer contribution of $14,000 during the first quarter 2003 was due to a decrease in lease revenues of $21,000 caused by lower lease rates earned on the Partnership’s trailers and an decrease of $7,000 in repairs and maintenance compared to the same period of 2002.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.1 million for the three months ended March 31, 2003 increased from $1.8 million for the same period in 2002. Significant variances are explained as follows:

   (i)   Impairment loss increased $1.2 million during 2003 and resulted from the Partnership reducing the carrying value of one aircraft to its estimated fair value. No impairment of equipment was required during 2002;

   (ii)   A $0.1 million increase in general and administrative expenses during the three months ended March 31, 2003 resulted from higher costs being charged to the Partnership for certain administrative services;

   (iii)   A $0.1 million decrease in depreciation and amortization expenses from 2002 levels was caused by the disposition of certain assets during 2003 and 2002; and

   (iv)   Provision for bad debts decreased $0.9 million compared to 2002. The provision for bad debts of $0.8 million recorded in the first quarter of 2002 was primarily based on PLM Financial Services,
Inc.’s (FSI or the General Partner’s) evaluation of the collectability of receivables related to one aircraft lessee. During 2003, provision for bad debts decreased $0.3 million due to the collection of bad debts that had been previously written off partially off set, by an increase of $0.1 million based on the General Partner’s evaluation of the collectability of receivables related to another aircraft lessee.

(C)   Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the first quarter of 2002 totaled $9,000, and resulted from the sale of marine containers with a net book value of $1,000 for proceeds of $10,000. The net gain on the disposition of equipment for the first quarter of 2002 totaled $42,000, and resulted from the sale of marine containers and railcars with an aggregate net book value of $29,000 for proceeds of $0.1 million.

(D)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2003	2002

Marine vessels	$1,423	$(227)
Aircraft	17	25

Equity in net income (loss) of USPEs	$1,440	$(202)

The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, other income, gain on equipment dispositions, depreciation expense, direct expenses, and administrative expenses of the USPEs:

Marine vessels: As of March 31, 2003 the Partnership owned an interest in an entity owning a marine vessel. As of March 31, 2002, the Partnership owned interests in two entities each owning a marine vessel. During the first quarter of 2003, lease revenues of $1.4 million and the gain of $0.9 million from the sale of an entity that owned a marine vessel in which the Partnership had an interest were offset by depreciation expense, direct expenses and administrative expenses of $0.9 million. During the same period of 2002, lease revenues of $1.0 million were offset by depreciation expense, direct expenses and administrative expenses of $1.2 million.

Marine vessels lease revenues increased $0.4 million during the three months ended March 31, 2003 due to an increase in the lease rate compared to 2002.

Marine vessel depreciation expense, direct expenses, and administrative expenses decreased $0.4 million during the three months ended March 31, 2003 due to lower depreciation expense of $0.1 million resulting from the sale of a marine vessel and lower operating expenses of $0.2 million.

Aircraft: As of March 31, 2003 and 2002, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the three months ended March 31, 2003, contribution from this trust decreased $8,000 due to a lower outstanding principal balance on the finance lease compared to 2002.

(E)      Net Income

As a result of the foregoing, the Partnership’s net income for the three months ended March 31, 2003 was $0.9 million, compared to net income of $0.4 million during the same period in 2002. The Partnership’s ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the first quarter of 2003 is not necessarily indicative of future periods.

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

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

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

Allowance for doubtful accounts: The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership’s lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

Reserves for repairs: The Partnership accrues for legally required repairs to equipment such as dry docking for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved for is based on the General Partner’s expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved for is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the General Partner estimated, the Partnership would incur additional repair and maintenance or equipment operating expenses.

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

(III)  FINANCIAL CONDITION – CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 2003, the Partnership generated $1.6 million in operating cash to meet its operating obligations, purchase additional equipment, pay debt and interest payments and maintain working capital reserves.

During the three months ended March 31, 2003, the Partnership purchased a fleet of railcars for $1.3 million which included $0.2 million in cash and $1.0 million in non-recourse debt and disposed of owned equipment and partially owned equipment and received aggregate proceeds of $1.2 million.

Accounts receivable decreased $0.3 million in the three months ended March 31, 2003 due to the timing of cash receipts.

Investments in USPEs decreased $0.1 million during the three months ended March 31, 2003 due to operating cash distributions of $0.4 million and liquidating proceeds distribution of $1.1 million to the Partnership from the USPEs partially offset by income of $1.4 million that was recorded by the Partnership for its equity interests in the USPEs.

Accounts payable decreased $0.1 million during the three months ended March 31, 2003 due to the timing of payments to vendors.

During the three months ended March 31, 2003, the Partnership assumed non-recourse debt of $1.0 million that is collateralized by the railcars purchased in 2003. The note bears interest at a fixed rate of 8.19% per annum and has a final maturity in 2005. The remaining balance of the note will be repaid with monthly principal and interest payments of $22,000 and a balloon payment obligation of $0.6 million due at the expiration of the debt.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on June 30, 2003. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to other borrowers.

As of May 12, 2003, there were no outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered between 2002 - 2004. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003, and 2004. As of May 12, 2003, $5.1 million in railcars had been purchased by Program Affiliates and FSI committed one Program Affiliate, other than the Partnership, to purchase $5.2 million in railcars during the remainder of 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In 2003, FSI entered into three additional commitments to purchase a total of $12.1 million in railcars during 2003. While FSI has neither determined if a Program Affiliates will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitments and contingencies as of March 31, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$26,880	$18,438	$8,442	$--	$--
Non-recourse debt	1,025	263	762	--	--
Line of credit	--	--	--	--	--

	$27,905	$18,701	$9,204	--	$--

(IV)   RECENT ACCOUNTING PRONOUNCEMENT

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

(V)   OUTLOOK FOR THE FUTURE

Several factors may affect the Partnership’s operating performance during the remainder of 2003 and beyond, including changes in the markets for the Partnership’s equipment and changes in the regulatory environment in which that equipment operates.

The Partnership’s operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Partnership’s contribution during the remainder of 2003 and beyond include:

(1)   The cost of new marine containers has been at historic lows for the past several years, which has caused downward pressure on per diem lease rates for this type of equipment. A significant number of the Partnership’s marine containers are in excess of 13 years of age and are no longer suitable for use in international commerce either due to its specific physical condition or lessees’ preference for newer equipment. Demand for these marine containers will continue to be weak due to their age. In addition, some of the Partnership’s refrigerated marine containers have become delaminated. This condition lowers the demand for these marine containers and has led to declining lease rates and lower utilization on containers with this problem;

(2)   Industry-wide chemical shipments, a good indicator for the demand of the types of railcars owned by the Partnership, were up 4% during the first quarter of 2003 compared to the same period of 2002 although growth in comparable shipments slowed during the month of March 2003. Overall industry-wide railcar utilization has been on a slightly positive trend since the third quarter of 2002. Recovery has been slowed by the uncertainties caused by the war in Iraq and the number of idle railcars owned by shippers in their fleet;

(3)   Marine vessel freight rates are usually dependent upon the overall condition of the international economy. Freight rates earned by the Partnership’s partially owned marine vessel began to decrease during most of 2002. In the fourth quarter of 2002 and into 2003, freight rates for the Partnership’s partially owned marine vessel, which primarily carries clean petroleum products, started to increase due to an increase in oil prices caused by political instability in the Middle East and a shortage of heating oil and gasoline in the United States caused by refinery maintenance and clean product delivery problems out of Venezuela due to political unrest;

(4)   Utilization of intermodal trailers owned by the Partnership was 54% in the three months ended March 31, 2003 which was approximately the same as the three months ended March 31, 2002. Industry-wide utilization of intermodal trailers was 48% in the three months ended March 31, 2003 compared to 53% in the same period of 2002. As the Partnership’s trailers are smaller than many shippers prefer, the General Partner expects utilization to decline over the next few years;

(5)   Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry caused by lower passenger travel following the events of September 11, 2001 and the war in Iraq. As a result of these events, the Partnership has had to renegotiate leases on its owned aircraft during 2002 that will result in a decrease in revenues during 2003. The General Partner believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The General Partner does not expect these aircraft to return to their pre-September 11, 2001 values. During 2003, severe acute respiratory syndrome (SARS) has had a dramatic effect on passenger travel to countries in Asia. If this trend continues, it is possible that passenger travel will be reduced further.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft and stopped making lease payments. During October 2002, the General Partner reached an agreement with the lessee of these aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at March 31, 2003 was $3.0 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of March 31, 2003, the lessee was current with all payments due under the agreement except for the installment payment due in March which was received during April. As of May 12, 2003, the installment payment due from the lessee to the Partnership during April was not received. The General Partner has not yet placed the lessee into default, however, it is currently reviewing the options available under the agreement.

The leases on two Stage II Boeing 737-200 commercial aircraft expired in March 2003 and will continue to be leased on a month to month basis. Each of these aircraft is in excess of 25 years of age. Due to the age of these aircraft and the economic condition of the airline industry, these aircraft will be difficult to remarket and may be off-lease for a considerable period of time.

The Partnership also owns two DHC-8-102 commuter aircraft that were on a lease through February 2003 to Allegheny Airlines, Inc., a wholly owned subsidiary of US Airways, Inc., both of which declared bankruptcy on August 11, 2002. On October 9, 2002, the General Partner received notification that the leases for the two aircraft had been rejected and the aircraft were returned. The aircraft are currently in storage and are being remarketed for lease or sale. Given the current oversupply of aircraft, these aircraft may remain off-lease for the foreseeable future. At March 31, 2003, the Partnership has $0.1 million in receivables due from this lessee. The General Partner recorded an allowance for bad debts for the amount due.

During March 2003, the General Partner received notification from another lessee that leases two Boeing 737-200 commercial aircraft and a DHC-8-300, that it was also declaring bankruptcy. The leases on these aircraft are due to expire during May 2003, August 2004 and December 2004. At March 31, 2003, the Partnership has $0.1 million due from this lessee for past due rents. The General Partner recorded an allowance for bad debts for the amount due. In addition, the Partnership is currently negotiating the sale of the aircraft whose lease expires in May 2003 to an independent third party. During 2003, the bankruptcy of the lessee of this aircraft and the likelihood that the aircraft would be returned to the Partnership in a condition not in accordance with the lease agreement, indicated to the General Partner that an impairment to this aircraft may exist. The General Partner determined the fair value of the aircraft based on estimated sales proceeds to an independent third party and holding costs excluding interest. As of May 12, 2003, the Partnership has not received notice if the leases for these planes would be rejected which would result in their return prior to lease expiration;

(6)   The General Partner has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Partnership’s equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim; and

(7)   The General Partner expects audit fees to increase during 2003 due to additional audit and accounting requirements resulting from Sarbanes-Oxley. The General Partner cannot estimate the amount of the increase in this fee at this point. In addition, as a result of the increase in off-lease equipment, the General Partner expects the Partnership will be paying higher remarketing and storage costs during the remainder of 2003.

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

(VI)   FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Partnership’s actual results could differ materially from those discussed here.

ITEM 3.   CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the General Partner's management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

None.

   (b)    Reports on Form 8-K

None.

(This space intentionally left blank)

CONTROL CERTIFICATION

I, James A. Coyne, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund V.

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003    By:   /s/ James A. Coyne
                                                                                                                                James A. Coyne
                                                                                                                                 President

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund V.

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003    By:   /s/ Richard K Brock
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

PLM EQUIPMENT GROWTH FUND V

By:   PLM Financial Services, Inc.
           General Partner

Date:   May 12, 2003                              By:     /s/ Richard K Brock
                                                                      Richard K Brock
                                                                      Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund V (the Partnership), that the Quarterly Report of the Partnership on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

                                                            PLM EQUIPMENT GROWTH FUND V

                                                            By:  PLM Financial Services, Inc.
                                                                  General Partner

Date: May 12, 2003                                By:     /s/ James A. Coyne
                                                                      James A. Coyne
                                                                      President

Date: May 12, 2003                                By:     /s/ Richard K Brock
                                                                      Richard K Brock
                                                                      Chief Financial Officer