Form 10QSB
period 2003-06-30
PLM EQUIPMENT GROWTH FUND V
filed 2003-08-14
CIK 857645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

             [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal quarter ended June 30, 2003

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

- - -

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	June 30,	December 31,
	2003	2002

Assets

Equipment held for operating lease, at cost	$67,655	$72,233
Less accumulated depreciation	(61,268)	(64,580)

Net equipment	6,387	7,653

Cash and cash equivalents	16,740	11,114
Restricted cash	60	60
Accounts and note receivable, less allowance for doubtful
accounts of $2,941 in 2003 and $3,208 in 2002	573	723
Investments in unconsolidated special-purpose entities	4,101	4,694
Deferred charges, net of accumulated amortization of
$39 in 2003 and $34 in 2002	32	13
Prepaid expenses and other assets	230	291

Total assets	$28,123	$24,548

Liabilities and partners’ capital

Liabilities:

Accounts payable and accrued expenses	$129	$277
Due to affiliates	156	166
Non-recourse debt	979	--
Lessee deposits and reserve for repairs	2,725	2,941
Total liabilities	3,989	3,384

Commitments and contingencies

Partners' capital:

Limited partners (8,478,448 limited partnership units)	24,134	21,164
General Partner	--	--

Total partners' capital	24,134	21,164

Total liabilities and partners’ capital	$28,123	$24,548

See accompanying notes to unaudited condensed financial statements.
- - -

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Revenues

Lease revenue	$1,668	$2,372	$3,376	$4,983
Interest and other income	67	30	126	64
Gain on disposition of equipment	1,748	31	1,757	74
Loss on disposition of equipment	(3)	(2)	(3)	(3)
Total revenues	3,480	2,431	5,256	5,118

Expenses

Depreciation and amortization	638	759	1,308	1,537
Repairs and maintenance	253	161	402	348
Equipment operating expenses	4	17	8	24
Insurance expense	84	29	175	58
Management fees to affiliate	50	28	113	104
Interest expense	22	--	25	--
General and administrative expenses
to affiliates	17	69	50	127
Other general and administrative expenses	301	235	537	388
Loss on impairment of equipment	--		1,213
Provision for (recovery of) bad debts	20	753	(140)	1,512
Total expenses	1,389	2,051	3,691	4,098

Equity in net income (loss) of unconsolidated
special-purpose entities	(35)	(157)	1,405	(359)

Net income	$2,056	$223	$2,970	$661

Partners' share of net income:

Limited partners	$2,056	$223	$2,970	$661
General Partner	--	--	--	--

Total	$2,056	$223	$2,970	$661

Limited partners’ net income per
weighted-average limited partnership unit	$0.24	$0.03	$0.35	$0.08

See accompanying notes to unaudited condensed financial statements.
- - -

PLM EQUIPMENT GROWTH FUND V
( A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period from December 31, 2002 to June 30, 2003
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners' capital as of December 31, 2002	$21,164	$--	$21,164

Net income	2,970	--	2,970

Partners' capital as of June 30, 2003	$24,134	$--	$24,134

See accompanying notes to unaudited condensed financial statements.
- - -

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
	For the Six Months Ended June 30,
	2003	2002

Operating activities

Net income	$2,970	$661
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,308	1,537
Amortization of debt placement fees	2	--
Net gain on disposition of equipment	(1,754)	(71)
Loss on impairment of equipment	1,213	--
(Recovery of) provision for bad debts	(140)	1,512
Equity in net (income) loss of unconsolidated
special-purpose entities	(1,405)	359
Changes in operating assets and liabilities:
Accounts and note receivable	267	(1,308)
Prepaid expenses and other assets	61	(20)
Accounts payable and accrued expenses	(148)	(86)
Due to affiliates	(10)	(34)
Lessee deposits and reserve for repairs	(216)	(1)

Net cash provided by operating activities	2,148	2,549

Investing activities

Payments for the purchase of equipment	(227)	--
Payments of acquisition fees to affiliate	(54)	--
Payments of lease negotiation fees to affiliate	(12)	--
Distributions from unconsolidated special-purpose entities	851	634
Distribution from liquidation of unconsolidated special-purpose entities	1,147	--
Proceeds from disposition of equipment	1,785	100

Net cash provided by investing activities	3,490	734

Financing activities

Increase in restricted cash	--	(81)
Payment for limited partnership units	--	(214)
Payments of debt placement fees to affiliate	(12)	--
Canceled purchase of limited partnership units	--	35
Net cash used in financing activities	(12)	(260)

Net increase in cash and cash equivalents	5,626	3,023
Cash and cash equivalents at beginning of period	11,114	6,312

Cash and cash equivalents at end of period	$16,740	$9,335

Supplemental information
Non cash purchase of equipment through the assumption of
non-recourse debt	$1,025	--

Non cash cancellation of purchase of limited partnership units	$--	35

See accompanying notes to unaudited condensed financial statements.
- - -

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund V (the Partnership) as of June 30, 2003 and December 31, 2002, the unaudited condensed statements of income for the three and six months ended June 30, 2003 and 2002, the unaudited condensed statements of changes in partners’ capital for the period from December 31, 2002 to June 30, 2003, and the unaudited condensed statements of cash flows for the six months ended June 30, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations. These reclassifications did not have any effect on total assets, total liabilities, partners’ capital, or net income.

3.   Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 2003 and December 31, 2002, included $0.1 million due to PLM Financial Services, Inc. (FSI or the General Partner) and its affiliates for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs).

The Partnership’s proportional share of the affiliated expenses incurred by USPEs during 2003 and 2002 is listed in the following table (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Management fees	$35	$71	$90	$116
Data processing and administrative
expenses	3	30	9	53

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

During the six months ended June 30, 2003, the Partnership purchased a fleet of railcars and paid FSI or its affiliates, $0.1 million for acquisition fees, $12,000 for lease negotiation fees and $12,000 for debt placement fees. No similar fees were paid during the same period of 2002.
- - -

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	June 30,	December 31,
	2003	2002

Aircraft	$49,688	$55,172
Rail equipment	12,247	11,022
Marine containers	3,536	3,855
Trailers	2,184	2,184
	67,655	72,233
Less accumulated depreciation	(61,268)	(64,580)

Net equipment	$6,387	$7,653

As of June 30, 2003, all owned equipment in the Partnership’s portfolio was on lease except for four aircraft and 78 railcars with an aggregate net book value of $1.5 million. As of December 31, 2002, all owned equipment was on lease except for three aircraft and 79 railcars with a net book value of $1.6 million.

During the six months ended June 30, 2003, the Partnership purchased a fleet of railcars for $1.3 million including acquisition fees of $0.1 million.

During the six months ended June 30, 2003, the Partnership disposed of a commercial aircraft, marine containers and railcars with an aggregate net book value of $8,000 for proceeds of $1.8 million. During the six months ended June 30, 2002, the Partnership disposed of marine containers and railcars with an aggregate net book value of $46,000 for proceeds of $0.1 million.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by Financial Accounting Standards Board (FASB) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". During the six months ending June 30, 2003, the Partnership recorded an impairment of $1.2 million to an owned aircraft. During 2003, the bankruptcy of the lessee of this aircraft and the likelihood that the aircraft would be returned to the Partnership in a condition not in accordance with the lease agreement, indicated to the General Partner that an impairment to this aircraft may exist. The General Partner determined the fair value of the aircraft based on estimated sales proceeds to an independent third party and holding costs excluding interest. No reductions were required to the carrying value of the owned equipment during the six months ended June 30, 2002.

- - -

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

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of June 30, 2003 and December 31, 2002 (in thousands of dollars):

		Aero
	Clement	California	Lion
As of June 30, 2003	Partnership 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$--	$--	$6,743
Receivables	234	420	988
Finance lease receivable	--	2,128	--
Other assets	--	92	4

Total assets	$234	$2,640	$7,735

Liabilities
Accounts payable	$105	$--	$177
Due to affiliates	21	2	132
Lessee deposits and reserve for repairs	--	420	113

Total liabilities	126	422	422

Equity	108	2,218	7,313

Total liabilities and equity	$234	$2,640	$7,735

Partnership’s share of equity	$47	$554	$3,500	$4,101

		Aero
	Clement	California	Lion
As of December 31, 2002	Partnership 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$546	$--	$7,356
Receivables	745	420	716
Finance lease receivable	--	2,425	--
Other assets	--	137	10

Total assets	$1,291	$2,982	$8,082

Liabilities
Accounts payable	$173	$1	$548
Due to affiliates	11	2	44
Lessee deposits and reserve for repairs	--	420	97

Total liabilities	184	423	689

Equity	1,107	2,559	7,393

Total liabilities and equity	$1,291	$2,982	$8,082

Partnership’s share of equity	$529	$640	$3,525	$4,694

1    The Partnership owns a 50% interest in the Clement Partnership that owned a product tanker.
2  The Partnership owns a 25% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3    The Partnership owns a 48% interest in the Lion Partnership that owns a product tanker.
- - -

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.   Investments in Unconsolidated Special-Purpose Entities (continued)

The tables below set forth 100% of the revenues, gain on disposition of equipment, direct and indirect expenses and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three and six months ended June 30, 2003 and 2002 (in thousands of dollars):

Aero
For the three months ended	Clement	California	Lion
June 30, 2003	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$(204)	$95	$2,096
Less: Direct expenses	64	5	1,508
Indirect expenses	4	29	423

Net income (loss)	$(272)	$61	$165

Partnership’s share of net income (loss)	$(135)	$15	$85	$(35)

Aero
For the three months ended	Clement	California	Lion
June 30, 2002	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$1,180	$127	$1,436
Less: Direct expenses	1,045	7	1,133
Indirect expenses	232	38	505

Net income (loss)	$(97)	$82	$(202)

Partnership’s share of net income (loss)	$(81)	$20	$(96)	$(157)

Aero
For the six months ended	Clement	California	Lion
June 30, 2003	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$867	$198	$3,957
Gain on disposition of equipment	1,745	--	--
Less: Direct expenses	553	10	2,358
Indirect expenses	82	59	841

Net income	$1,977	$129	$758

Partnership’s share of net income	$1,001	$32	$372	$1,405

Aero
For the six months ended	Clement	California	Lion
June 30, 2002	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$1,685	$265	$2,996
Less: Direct expenses	1,839	12	2,125
Indirect expenses	481	72	1,001

Net income (loss)	$(635)	$181	$(130)

Partnership’s share of net income (loss)	$(343)	$45	$(61)	$(359)

As of June 30, 2003 and December 31, 2002, all jointly-owned equipment in the Partnership’s USPE portfolio was on lease.

During the first six months of 2003, the General Partner sold a product tanker marine vessel owned by an entity in which the Partnership’s has a 50% interest. The Partnership’s interest in this entity was sold for proceeds of $1.1 million for its net investment of $0.3 million.

1    The Partnership owns a 50% interest in the Clement Partnership that owned a product tanker.
2  The Partnership owns a 25% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3    The Partnership owns a 48% interest in the Lion Partnership that owns a product tanker.
- - -

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Operating Segments

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

		Marine		Marine
For the three months ended	Aircraft	Vessel	Railcar	Container	Trailer	Other [1]
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing		Total

Revenues
Lease revenue	$1,055	$--	$474	$86	$53	$--	$1,668
Interest income and other income	35	--	--	--	--	32	67
Gain (loss) on disposition of equipment	1,700	--	(3)	48	--	--	1,745

Total revenues	2,790	--	471	134	53	32	3,480

Expenses
Operations support	71	--	206	12	33	19	341
Depreciation and amortization	418	--	173	15	31	1	638
Interest expense	--	--	22	--	--	--	22
Management fees to affiliate	19	--	26	3	2	--	50
General and administrative expenses	85	--	31	--	17	185	318
Provision for bad debts	12	--	8	--	--	--	20
Total expenses	605	--	466	30	83	205	1,389
Equity in net income of USPEs	15	(50)	--	--	--	--	(35)

Net income (loss)	$2,200	$(50)	$5	$104	$(30)	$(173)	$2,056

Total assets as of June 30, 2003	$4,345	$3,547	$2,701	$109	$359	$17,062	$28,123

		Marine		Marine
For the three months ended	Aircraft	Vessel	Railcar	Container	Trailer	Other [2]
June 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing		Total

Revenues
Lease revenue	$1,867	$--	$392	$49	$64	$--	$2,372
Interest income and other income	--	--	--	--	--	30	30
Gain (loss) on disposition of equipment	--	--	(2)	31	--	--	29

Total revenues	1,867	--	390	80	64	30	2,431

Expenses
Operations support	17	--	131	1	42	16	207
Depreciation and amortization	529	--	131	64	32	3	759
Management fees to affiliate	14	--	11	1	2	--	28
General and administrative expenses	31	--	32	--	16	225	304
Provision for bad debts	753	--	--	--	--	--	753
Total expenses	1,344	--	305	66	92	244	2,051
Equity in net income (loss) of USPEs	20	(177)	--	--	--	--	(157)

Net income (loss)	$543	$(177)	$85	$14	$(28)	$(214)	$223

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
- - -

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Operating Segments

		Marine		Marine
For the six months ended	Aircraft	Vessel	Railcar	Container	Trailer
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$2,226	$--	$879	$133	$138	$--	$3,376
Interest income and other income	62	--	--	--	--	64	126
Gain (loss) on disposition of equipment	1,700	--	(3)	57	--	--	1,754

Total revenues	3,988	--	876	190	138	64	5,256

Expenses
Operations support	100	--	342	23	83	37	585
Depreciation and amortization	881	--	331	32	62	2	1,308
Interest expense	--	--	25	--	--	--	25
Management fees to affiliate	54	--	49	5	5	--	113
General and administrative expenses	134	--	54	--	31	368	587
Loss on impairment of equipment	1,213	--	--	--	--	--	1,213
(Recovery of) provision for bad debts	(149)	--	9	--	--	--	(140)
Total expenses	2,233	--	810	60	181	407	3,691
Equity in net income of USPEs	32	1,373	--	--	--	--	1,405

Net income (loss)	$1,787	$1,373	$66	$130	$(43)	$(343)	$2,970

Equipment purchases and
capitalized improvements	$--	$--	$1,260	$--	$--	$--	$1,260

		Marine		Marine
For the six months ended	Aircraft	Vessel	Railcar	Container	Trailer
June 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$3,907	$--	$784	$122	$170	$--	$4,983
Interest income and other income	--	--	4	--	--	60	64
Gain (loss) on disposition of equipment	--	--	(3)	74	--	--	71

Total revenues	3,907	--	785	196	170	60	5,118

Expenses
Operations support	26	--	272	1	99	32	430
Depreciation and amortization	1,072	--	264	132	63	6	1,537
Management fees to affiliate	47	--	45	5	7	--	104
General and administrative expenses	99	--	54	--	32	330	515
Provision for bad debts	1,506	--	--	--	6	--	1,512
Total expenses	2,750	--	635	138	207	368	4,098
Equity in net income (loss) of USPEs	45	(404)	--	--	--	--	(359)

Net income (loss)	$1,202	$(404)	$150	$58	$(37)	$(308)	$661

7.   Net Income Per Weighted-Average Limited Partnership Unit

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2003 was 8,478,448. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2002, was 8,479,516 and 8,488,756, respectively.

1   Includes certain interest income and costs not identifiable to a particular segment, and certain amortization, general and administrative and operations support expenses.
- - -

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

The Partnership made the regularly scheduled principal payments of $45,000 to the lender of the non-recourse debt during the six months ended June 30, 2003.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility, which was scheduled to expired on June 30, 2003, was extended until September 30, 2003 during June 2003. As of June 30, 2003 and December 31, 2002 the Partnership had no borrowings outstanding under this facility.

9.   Commitments and Contingencies

PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered between 2002 - 2004. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by PLM International, Inc., or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003, and 2004. As of June 30, 2003, $8.7 million in railcars had been purchased by Program Affiliates and FSI committed one Program Affiliate, other than the Partnership, to purchase $1.6 million in railcars during the remainder of 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In 2003, FSI entered into three additional commitments to purchase a total of $12.1 million in railcars during 2003. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitments and contingencies as of June 30, 2003 are as follows (in thousands of dollars):

Current Obligations	Total	Less than 1 Year		1-3 Years	4-5 Years	After 5 Years

Commitment to purchase railcars	1$	26,880	$8,438	$8,442	$--	--

1 While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

- - -

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10.   Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not determined the impact FIN 46 will have on the financial condition or results of operation of the Partnership.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires the Partnership to classify certain instruments with specific characteristics described in it as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The General Partner does not expect that the adoption of SFAS No. 150 will have a significant impact on either its financial position or results of operations.

11.   Subsequent Event

During July 2003, the General Partner reduced the lease rate of another aircraft lessee that declared bankruptcy that leases a Boeing 737-200 and a DHC-8-300 to an amount approximately 30% of the original lease amount and deferred the lease payments due in the second quarter 2003.
- - -

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V’s (the Partnership’s) Operating Results for the Three Months Ended June 30, 2003 and 2002

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 2003, compared to the same period of 2002. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, loss on impairment of equipment, and provision for bad debts relating to the operating segments (see Note 6 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2003	2002

Aircraft	$984	$1,850
Railcars	268	261
Marine containers	74	48
Trailers	20	22

Aircraft:   Aircraft lease revenues and direct expenses were $1.1 million and $0.1 million, respectively, for the three months ended June 30, 2003, compared to $1.9 million and $17,000, respectively, during the same period of 2002. A decrease in aircraft lease revenues of $0.3 million was due to the reduction in the lease rate on two of the Partnership's owned aircraft, a reduction of $0.3 million was due to the sale of an aircraft that was on lease in 2002 and a reduction of $0.2 million was due to three aircraft being off-lease during some of the second quarter of 2003 that was on-lease during all of the same period of 2002.

Railcars: Railcar lease revenues and direct expenses were $0.5 million and $0.2 million, respectively, for the three months ended June 30, 2003, compared to $0.4 million and $0.1 million, respectively, during the same period of 2002. Lease revenues increased $0.1 million due to the purchase and lease of a fleet of railcars during the first quarter of 2003. Direct expenses increased $0.1 million during the second quarter of 2003 due to higher repair and maintenance costs of $47,000 and higher insurance expense of $27,000 compared to the same period of 2002.

Marine containers:   Marine container lease revenues and direct expenses were $0.1 million and $12,000, respectively, for the three months ended June 30, 2003, compared to $49,000 and $1,000, respectively, during the same period of 2002, respectively.

Trailers:   Trailer lease revenues and direct expenses were $0.1 million and $33,000, respectively, for the three months ended June 30, 2003 compared to $0.1 million and $42,000, respectively, during the same period of 2002. The decrease in trailer contribution of $2,000 during the second quarter 2003 was due to a decrease in lease revenues of $11,000 caused by lower lease rates earned on the Partnership’s trailers being partially offset by a decrease of $9,000 in repairs and maintenance compared to the same period of 2002.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.1 million for the three months ended June 30, 2003 decreased from $1.8 million for the same period in 2002. Significant variances are explained as follows:

   (i)   Provision for bad debts decreased $0.7 million compared to 2002. The provision for bad debts of $0.8 million recorded in the second quarter of 2002 was primarily based on PLM Financial Services, Inc.’s (FSI or the General Partner’s) evaluation of the collectability of receivables related to one aircraft lessee. During 2003, provision for bad debts of $20,000 is due to the collection of bad debts of $0.5 million that had been previously written-off, offset by an increase of $0.5 million based on the General Partner’s evaluation of the collectability of receivables related to another aircraft lessee; and

   (ii)   Depreciation and amortization expenses decreased $0.1 million compared to 2002. A decrease of $0.2 million was caused by the double-declining balance method of depreciation that results in greater depreciation in the first years an asset is owned, partially offset by an increase of $0.1 million caused by the purchase of a fleet of railcars during 2003.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the second quarter of 2002 totaled $1.7 million, and resulted from the sale of a commercial aircraft, marine containers and railcars with a net book value of $7,000 for proceeds of $1.8 million. The net gain on the disposition of equipment for the second quarter of 2002 totaled $29,000, and resulted from the sale of marine containers and railcars with an aggregate net book value of $18,000 for proceeds of $47,000.

(D)   Equity in Net Loss of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net loss of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2003	2002

Aircraft	$15	$20
Marine vessels	(50)	(177)
Equity in net loss of USPEs	$(35)	$(157)

The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses of the USPEs:

Aircraft: As of June 30, 2003 and 2002, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the three months ended June 30, 2003, contribution from this trust decreased $5,000 due to a lower outstanding principal balance on the finance lease compared to 2002.

Marine vessels: As of June 30, 2003 the Partnership owned an interest in an entity owning a marine vessel. As of June 30, 2002, the Partnership owned interests in two entities each owning a marine vessel. During the second quarter of 2003, lease revenues of $0.9 million were offset by depreciation expense, direct expenses and administrative expenses of $0.9 million. During the same period of 2002, lease revenues of $1.3 million were offset by depreciation expense, direct expenses and administrative expenses of $1.4 million.

Marine vessel lease revenues decreased $0.4 million during the three months ended June 30, 2003 compared to the same period of 2002 based on the following significant events:

   (i)   Marine vessel lease revenues decreased $0.6 million during the three months ended June 30, 2003 due to the sale of a marine vessel during the first quarter of 2003;

   (ii)   lease revenues decreased $0.1 million due to estimated earnings of the first quarter of 2003 being lower than previously reported; and

   (iii)   these decreases in lease revenues were partially offset by an increase of $0.3 million caused by the remaining marine vessel earning a higher voyage rate during the second quarter 2003 compared to the same period of 2002.

Marine vessel depreciation expense, direct expenses, and administrative expenses decreased $0.5 million during the three months ended June 30, 2003 due to the following significant events:

   (i)   Depreciation expense, direct expenses, and administrative expenses decreased $0.6 million due to the sale of a marine vessel during 2003; and

   (ii)   direct expenses increased $0.1 million due to the remaining marine vessel having higher operating costs during the second quarter 2003 compared to the same period of 2002.

(E)    Net Income

As a result of the foregoing, the Partnership’s net income for the three months ended June 30, 2003 was $2.1 million, compared to net income of $0.2 million during the same period in 2002. The Partnership’s ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the second quarter of 2003 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Six Months Ended June 30, 2003 and 2002

(A)   Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2003, compared to the same period of 2002. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2003	2002

Aircraft	$2,126	$3,881
Railcars	537	512
Marine containers	110	121
Trailers	55	71

Aircraft:   Aircraft lease revenues and direct expenses were $2.2 million and $0.1 million, respectively, for the six months ended June 30, 2003, compared to $3.9 million and $26,000, respectively, during the same period of 2002. A decrease in aircraft lease revenues of $0.8 million was due to the reduction in the lease rate on two of the Partnership's owned aircraft and a reduction of $0.9 million was due to four aircraft being off-lease in 2003 that were on-lease in 2002. One off-lease aircraft was subsequently sold during 2003. The increase in direct expenses was due to an increase in repairs and maintenance of $49,000 and insurance expense of $33,000 during the six months ended June 30, 2003 compared to the same period of 2002.

Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.3 million, respectively, for the six months ended June 30, 2003, compared to $0.8 million and $0.3 million, respectively, during the same period of 2002. During the six months ended June 30, 2003, lease revenues increased $0.1 million due to the purchase and lease of a fleet of railcars during the first quarter of 2003. Direct expenses increased $0.1 million during the six months ended June 30, 2003 due to higher insurance expense of $0.1 million compared to the same period of 2002.

Marine containers:   Marine container lease revenues and direct expenses were $0.1 million and $23,000, respectively, for the six months ended June 30, 2003, compared to $0.1 million and $1,000, respectively, during the same period of 2002, respectively. The decrease in marine container contribution of $11,000 was due to higher insurance premiums during 2003 compared to 2002.

Trailers:   Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the six months ended June 30, 2003 compared to $0.2 million and $0.1 million, respectively, during the same period of 2002. The decrease in trailer contribution of $16,000 during 2003 was due to a decrease in lease revenues of $32,000 caused by lower lease rates earned on the Partnership’s trailers being partially offset by a decrease of $16,000 in repairs and maintenance compared to the same period of 2002.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.1 million for the six months ended June 30, 2003 decreased from $3.7 million for the same period in 2002. Significant variances are explained as follows:

   (i)   Provision for bad debts decreased $1.7 million in the first six months of 2003 compared to the same period of 2002. The provision for bad debts of $1.5 million recorded in the six months ended June 30, 2002 was primarily based on the General Partner’s evaluation of the collectability of receivables related to one aircraft lessee. During 2003, provision for bad debts decreased $0.3 million due to the collection of bad debts that had been previously written off and by a decrease of $1.4 million based on the General Partner’s evaluation of the collectability of receivables;

   (ii)   Depreciation and amortization expenses decreased $0.2 million compared to 2002. A decrease of $0.3 million was caused by the double-declining balance method of depreciation that results in greater depreciation in the first years an asset is owned, partially offset by an increase of $0.1 million caused by the purchase of a fleet of railcars during 2003;

   (iii)   Loss on impairment of equipment increased $1.2 million during 2003 and resulted from the Partnership reducing the carrying value of one aircraft to its estimated fair value. No impairment of equipment was required during 2002; and

   (iv)   A $0.1 million increase in general and administrative expenses during the six months ended June 30, 2003 resulted from higher costs being charged to the Partnership for certain administrative services.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the six months ended June 30, 2002 totaled $1.8 million, and resulted from the sale of a commercial aircraft, marine containers and railcars with a net book value of $8,000 for proceeds of $1.8 million. The net gain on the disposition of equipment for the six months ended June 30, 2002 totaled $0.1 million, and resulted from the sale of marine containers and railcars with an aggregate net book value of $46,000 for proceeds of $0.1 million.

(D)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2003	2002

Marine vessels	$1,373	$(404)
Aircraft	32	45
Equity in net income (loss) of USPEs	$1,405	$(359)

The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, gain on equipment dispositions, depreciation expense, direct expenses, and administrative expenses of the USPEs:

Marine vessels: As of June 30, 2003 the Partnership owned an interest in an entity owning a marine vessel. As of June 30, 2002, the Partnership owned interests in two entities each owning a marine vessel. During the six months ended June 30, 2003, lease revenues of $2.3 million and the gain of $0.9 million from the sale of a marine vessel in an USPE offset by depreciation expense, direct expenses and administrative expenses of $1.8 million. During the same period of 2002, lease revenues of $2.3 million were offset by depreciation expense, direct expenses and administrative expenses of $2.7 million.

Marine vessels lease revenues remained relatively the same for both periods, however significant variances are listed below:

   (i)   Marine vessel lease revenues decreased $0.4 million during the six months ended June 30, 2003 due to the sale of a marine vessel during the first quarter of 2003; and

   (ii)   An increase in lease revenues of $0.4 million caused by the remaining marine vessel earning a higher voyage rate during the six months ended June 30, 2003 compared to the same period of 2002.

Marine vessel depreciation expense, direct expenses, and administrative expenses decreased $0.9 million during the six months ended June 30, 2003 due to the sale on a marine vessel during 2003.

Aircraft: As of June 30, 2003 and 2002, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the six months ended June 30, 2003, contribution from this trust decreased $13,000 due to a lower outstanding principal balance on the finance lease compared to 2002.

(E)    Net Income

As a result of the foregoing, the Partnership’s net income for the six months ended June 30, 2003 was $3.0 million, compared to net income of $0.7 million during the same period in 2002. The Partnership’s ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the six months ended June 30, 2003 is not necessarily indicative of future periods.

(II)   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires PLM Financial Services, Inc. (FSI or the General Partner) to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Revenue recognition: Lease revenues are earned by the Partnership monthly and no significant amounts are calculated on factors other than the passage of time. The Partnership’s leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred.

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the economic value, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever circumstances indicate that an impairment may exist, the General Partner reviews the carrying value of its equipment and investments in USPEs to determine if the carrying value of the assets may not be recoverable, in consideration of the current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

(III)   FINANCIAL CONDITION – CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 2003, the Partnership generated $2.1 million in operating cash to meet its operating obligations, purchase additional equipment, pay debt and interest payments and maintain working capital reserves.

During the six months ended June 30, 2003, the Partnership purchased a fleet of railcars for $1.2 million and paid FSI or its affiliates, $0.1 million for acquisition fees, $12,000 for lease negotiation fees and $12,000 for debt placement fees. The Partnership paid $0.3 million in cash for these railcars and assumed non-recourse debt of $0.1 million. The Partnership disposed of owned equipment and partially owned equipment and received aggregate proceeds of $2.9 million.

Accounts and note receivable decreased $0.2 million in the six months ended June 30, 2003 due to the collection of $0.8 million from the note receivable partially offset by a decrease of $0.3 million in the provision for bad debts and an increase of $0.3 million due to the timing of cash receipts

Investments in USPEs decreased $0.6 million during the six months ended June 30, 2003 due to operating cash distributions of $0.9 million and liquidating proceeds distribution of $1.1 million to the Partnership from the USPEs partially offset by income of $1.4 million that was recorded by the Partnership for its equity interests in the USPEs.

Accounts payable decreased $0.1 million during the six months ended June 30, 2003 due to the timing of payments to vendors.

During the six months ended June 30, 2003, the Partnership assumed non-recourse debt of $1.0 million that is collateralized by the railcars purchased in 2003. The note bears interest at a fixed rate of 8.19% per annum and has a final maturity in 2005. The remaining balance of the note will be repaid with monthly principal and interest payments of $22,000 and a balloon payment obligation of $0.6 million due at the expiration of the debt. The Partnership made the regularly scheduled principal payments of $45,000 to the lender of the non-recourse debt during the six months ended June 30, 2003.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on September 30, 2003. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than September 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to other borrowers.

As of August 13, 2003, Acquisub LLC had outstanding borrowings on the warehouse facility of $2.5 million. There were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered between 2002 - 2004. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003, and 2004. As of August 13 2003, $8.7 million in railcars had been purchased by Program Affiliates and FSI committed one Program Affiliate, other than the Partnership, to purchase $1.6 million in railcars during the remainder of 2003. Although FSI has neither determined which Program Affiliate will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In 2003, FSI entered into three additional commitments to purchase a total of $12.1 million in railcars during 2003. While FSI has neither determined if a Program Affiliates will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitments and contingencies as of June 30, 2003 are as follows (in thousands of dollars):

Current Obligations	Total	Less than 1 Year		1-3 Years	4-5 Years	After 5 Years

Commitment to purchase railcars	$26,880	[1]	$18,438	$8,442	$--	--

(IV)   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not determined the impact FIN 46 will have on the financial condition or results of operation of the Partnership.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires the Partnership to classify certain instruments with specific characteristics described in it as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The General Partner does not expect that the adoption of SFAS No. 150 will have a significant impact on either its financial position or results of operations.

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

Other factors affecting the Partnership’s contribution during the remainder of 2003 and beyond include:

(1)   A significant number of the Partnership’s marine containers are in excess of 13 years of age and are no longer suitable for use in international commerce either due to its specific physical condition or lessees’ preference for newer equipment. Demand for these marine containers will continue to be weak due to their age. In addition, some of the Partnership’s refrigerated marine containers have become delaminated. This condition lowers the demand for these marine containers and has led to declining lease rates and lower utilization on containers with this problem;

(2)   Signs of economic recovery in the railcar segment continue to be mixed. Total industrial production rose in May for the first time in three months and Leading Economic Indicators remain positive. However, costs in the fertilizer industry have remained high, putting pressure on the profitability of ammonia producers, a key market segment for the demand of the types of railcars which are the core of Partnership's fleet. As manufacturing recovers, chemical and allied products carloadings are generally forecast to grow between 1% and 3% in the third and fourth quarters of 2003. North American railcar manufacturing capacity utilization, as reported informally by the manufacturers themselves, continues to increase and lead times are extending. Full service leasing has been on a slightly positive trend since the third quarter of 2002. The speed of recovery in lease rates will continue to be dependent on the number of idle railcars in fleets owned by various shippers;

(3)   The Partnership’s partially-owned marine vessel is designated as a Clean Product Carrier and as such transports and trades on voyage and term charters with Clean Petroleum Products such as gasoline, jet fuel, clean diesel oil, condensate, etc. and on occasion clean chemicals in liquid form . Freight rates are usually dependent upon the overall condition of the international economy and world events . Freight rates earned during most of 2002 were depressed . In the fourth quarter of 2002 and into 2003, freight rates for the Partnership's partially-owned marine vessel started to increase due to a shift upward in worldwide crude oil prices due to political instability in the Middle East, Iraq, and the petroleum industry general strikes and political unrest in Venezuela. Both issues have since been largely resolved in 2003 and the transportation markets have softened since resolution. The General Partner believes that these markets will firm up again with increase in worldwide economies and demand in the fourth quarter 2003;

(4)   Utilization of intermodal trailers owned by the Partnership was 52% in the three months ended June 30, 2003 which was approximately 3% below the three months ended June 30, 2002.  Industry-wide utilization of intermodal trailers was 46% in the three months ended June 30, 2003 compared to 51% in the same period of 2002.  As the Partnership's trailers are smaller than many shippers prefer, the General Partner expects utilization to have little opportunity to increase over the next few years;

(5)   Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry caused by lower passenger travel following the events of September 11, 2001, a weak domestic economy and the war in Iraq. As a result of these events, the Partnership has had

1 While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

to renegotiate leases on its owned aircraft during 2002 and 2003 that will result in a decrease in revenues during 2003. The General Partner believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The General Partner does not expect these aircraft to return to their pre-September 11, 2001 values. During 2003, severe acute respiratory syndrome (SARS) has had a dramatic effect on passenger travel to countries in Asia and to a certain extent, Canada.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft and stopped making lease payments. During October 2002, the General Partner reached an agreement with the lessee of these aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at June 30, 2003 was $2.5 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of August 13, 2003, the lessee was current with all the installment payments due to the Partnership except for the installment payment due during August.

The leases on two Stage II Boeing 737-200 commercial aircraft expired in March 2003 and remain off-lease. Each of these aircraft is in excess of 25 years of age. Due to the age of these aircraft and the economic condition of the airline industry, these aircraft will be difficult to remarket and may be off-lease for a considerable period of time.

The Partnership also owns two DHC-8-102 commuter aircraft that were on a lease through February 2003 to Allegheny Airlines, Inc., a wholly owned subsidiary of US Airways, Inc., both of which declared bankruptcy on August 11, 2002. On October 9, 2002, the General Partner received notification that the leases for the two aircraft had been rejected and the aircraft were returned. The aircraft are currently in storage and are being remarketed for lease or sale. Given the current oversupply of aircraft, these aircraft may remain off-lease for the foreseeable future. At June 30, 2003, the Partnership has $0.1 million in receivables due from this lessee. The General Partner recorded an allowance for bad debts for the amount due.

During March 2003, the General Partner received notification from another lessee that leased two Boeing 737-200 commercial aircraft and a DHC-8-300, that it was declaring bankruptcy. The lease on one Boeing 737-200 expired during May 2003 and was returned to the Partnership and is currently off-lease, the remaining leases on two aircraft were amended and are due to expire during July 2004 and January 2005. The General Partner reduced the lease rate with this lessee to an amount approximately 30% of the original lease amount and deferred the lease payments due in the second quarter 2003. At June 30, 2003, the Partnership has $0.7 million due from this lessee for past due rents. The General Partner recorded an allowance for bad debts for the amount of $0.5 million. In addition, the Partnership is currently negotiating the sale of the aircraft whose lease expired in May 2003 to an independent third party;

(6)   The General Partner has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Partnership’s equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim; and

(7)   As a result of the increase in off-lease equipment, the General Partner expects the Partnership will be paying higher remarketing and storage costs during the remainder of 2003.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal and interest on debt, purchase additional equipment and pay cash distributions to the partners.

(VI)   FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Partnership’s contracted rents, the realization of residual proceeds, and future economic conditions.

ITEM 3.   CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

The General Partner’s management, including it’s President and Chief Accounting Officer (CAO), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Notwithstanding the forgoing limitations, we believe that our internal controls and disclosure control provide reasonable assurances that the objectives of our control system are met.

Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

(1)   Within the 90-day period prior to the filing of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and CAO, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and CAO concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership’s required to be included in the Partnership’s exchange act filings.

(2)   There have been no significant changes in the Partnership’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the General Partner carried out its evaluations.

- - -

PART II – OTHER INFORMATION

ITEM 6    .   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

10.1   Fifth amendment to the Warehouse Credit Agreement, dated June 30, 2003.

   (b)    Reports on Form 8-K

Report dated June 5, 2003 announcing the engagement of Ernst & Young LLP as the Partnership’s auditors and the dismissal of Deloitte & Touche LLP.

(This space intentionally left blank)
- - -

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

Date: August 13, 2003   By:   /s/ James A. Coyne
   James A. Coyne
   President

- - -

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

Date: August 13, 2003   By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer
   (Principal Financial Officer)

- - -

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM EQUIPMENT GROWTH FUND V

By:    PLM Financial Services, Inc.
General Partner

Date:   August 13, 2003   By:   /s/ Richard K Brock
   Richard K Brock
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund V (the Partnership), that the Quarterly Report of the Partnership on Form 10-QSB for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

   PLM EQUIPMENT GROWTH FUND V

   By:    PLM Financial Services, Inc.
   General Partner

Date: August 13, 2003   By:   /s/ James A. Coyne
   James A. Coyne
   President

Date: August 13, 2003   By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer