Form 10QSB
period 2003-09-30
PLM EQUIPMENT GROWTH FUND V
filed 2003-11-13
CIK 857645

                                 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended September 30, 2003

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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	September 30,	December 31,
	2003	2002

Assets

Equipment held for operating lease, at cost	$57,440	$72,233
Less accumulated depreciation	(50,729)	(64,580)

Net equipment	6,711	7,653

Cash and cash equivalents	16,627	11,114
Restricted cash	60	60
Accounts and note receivable, less allowance for doubtful
accounts of $2,484 in 2003 and $3,208 in 2002	1,015	723
Investments in unconsolidated special-purpose entities	3,783	4,694
Deferred charges, net of accumulated amortization of
$43 in 2003 and $34 in 2002	42	13
Prepaid expenses and other assets	163	291

Total assets	$28,401	$24,548

Liabilities and partners’ capital

Liabilities:

Accounts payable and accrued expenses	$345	$277
Due to affiliates	148	166
Non-recourse debt	933	--
Lessee deposits and reserve for repairs	979	2,941
Total liabilities	2,405	3,384

Commitments and contingencies

Partners' capital:

Limited partners (8,478,448 limited partnership units)	25,996	21,164
General Partner	--	--

Total partners' capital	25,996	21,164

Total liabilities and partners’ capital	$28,401	$24,548

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues

Lease revenue	$1,114	$2,352	$4,490	$7,335
Interest and other income	72	35	198	99
Gain on disposition of equipment	2,244	109	3,998	180
Total revenues	3,430	2,496	8,686	7,614

Expenses

Depreciation and amortization	642	735	1,950	2,272
Repairs and maintenance	224	216	626	564
Equipment operating expenses	4	8	12	32
Insurance expense	86	28	261	86
Management fees to affiliate	62	44	175	148
Interest expense	22	--	47	--
General and administrative expenses
to affiliates	69	18	119	145
Other general and administrative expenses	467	235	1,004	623
Loss on impairment of equipment	403	--	1,616	--
(Recovery of) provision for bad debts	(458)	770	(598)	2,282
Total expenses	1,521	2,054	5,212	6,152

Equity in net (loss) income of unconsolidated
special-purpose entities	(47)	(534)	1,358	(893)

Net income (loss)	$1,862	$(92)	$4,832	$569

Partners' share of net income (loss):

Limited partners	$1,862	$(92)	$4,832	$569
General Partner	--	--	--	--

Total	$1,862	$(92)	$4,832	$569

Limited partners’ net income (loss) per
weighted-average limited partnership unit	$0.22	$(0.01)	$0.57	$0.07

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
( A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period from December 31, 2002 to September 30, 2003
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners' capital as of December 31, 2002	$21,164	$--	$21,164

Net income	4,832	--	4,832

Partners' capital as of September 30, 2003	$25,996	$--	$25,996

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
	For the Nine Months Ended September 30,
	2003	2002

Operating activities

Net income	$4,832	$569
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,950	2,272
Amortization of debt placement fees	3	--
Net gain on disposition of equipment	(3,998)	(180)
Loss on impairment of equipment	1,616	--
(Recovery of) provision for bad debts	(598)	2,282
Equity in net (income) loss of unconsolidated
special-purpose entities	(1,358)	893
Changes in operating assets and liabilities:
Accounts and note receivable	306	(2,391)
Prepaid expenses and other assets	128	(78)
Accounts payable and accrued expenses	68	(25)
Due to affiliates	(18)	(31)
Lessee deposits and reserve for repairs	(162)	(9)

Net cash provided by operating activities	2,769	3,302

Investing activities

Payments for the purchase of equipment	(2,676)	--
Payments of acquisition fees to affiliate	(120)	--
Payments of lease negotiation fees to affiliate	(26)	--
Distributions from unconsolidated special-purpose entities	1,122	433
Distribution from liquidation of unconsolidated special-purpose entities	1,147	--
Proceeds from disposition of equipment	2,375	241

Net cash provided by investing activities	1,822	674

Financing activities

Increase in restricted cash	--	(701)
Increase in non-recourse debt	1,025	--
Payments of non-recourse debt	(91)	--
Payment for limited partnership units	--	(214)
Payments of debt placement fees to affiliate	(12)	--
Canceled purchase of limited partnership units	--	35
Net cash used in financing activities	922	(880)

Net increase in cash and cash equivalents	5,513	3,096
Cash and cash equivalents at beginning of period	11,114	6,312

Cash and cash equivalents at end of period	$16,627	$9,408

Supplemental information
Non cash cancellation of purchase of limited partnership units	$--	35

See accompanying notes to unaudited condensed financial statements.
PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund V (the Partnership) as of September 30, 2003 and December 31, 2002, the unaudited condensed statements of operations for the three and nine months ended September 30, 2003 and 2002, the unaudited condensed statements of changes in partners’ capital for the period from December 31, 2002 to September 30, 2003, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

2.    Schedule of Partnership Phases

The Partnership is currently in its investment phase during which the Partnership uses cash generated from operations and proceeds from asset dispositions to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

The Partnership may commit its cash flow, surplus cash and equipment disposition proceeds to purchase additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment and by certain other events.

3.    Reclassification

Certain amounts in the 2002 financial statement have been reclassified to conform to the 2003 presentations. This reclassification did not have any effect on total assets, total liabilities, partners’ capital, or net income.

4.    Transactions with General Partner and Affiliates

The balance due to affiliates as of September 30, 2003 and December 31, 2002, included $43,000 and $0.1 million, respectively, due to PLM Financial Services, Inc. (FSI or the General Partner) and its affiliates for management fees and $0.1 million due to affiliated unconsolidated special-purpose entities (USPEs).

The Partnership’s proportional share of the affiliated expenses incurred by USPEs during 2003 and 2002 is listed in the following table (in thousands of dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Management fees	$28	$(4)	$117	$112
Data processing and administrative
expenses	3	3	38	57

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4.    Transactions with General Partner and Affiliates (continued)

During the nine months ended September 30, 2003, the Partnership purchased railcars and paid FSI or its affiliates, $0.1 million for acquisition fees, $26,000 for lease negotiation fees and $12,000 for debt placement fees related to debt assumed in the purchase of the railcars. No similar fees were paid during the same period of 2002.

5.    Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	September 30,	December 31,
	2003	2002

Aircraft	$38,460	$55,172
Rail equipment	13,577	11,022
Marine containers	3,219	3,855
Trailers	2,184	2,184
	57,440	72,233
Less accumulated depreciation	(50,729)	(64,580)

Net equipment	$6,711	$7,653

As of September 30, 2003, all owned equipment in the Partnership’s portfolio was on lease except for two aircraft and 163 railcars with an aggregate net book value of $3.1 million. As of December 31, 2002, all owned equipment was on lease except for three aircraft and 79 railcars with a net book value of $1.6 million.

During the nine months ended September 30, 2003, the Partnership purchased a fleet of railcars for $2.8 million including acquisition fees of $0.1 million. No equipment was purchased during the nine months ended September 30, 2002.

During the nine months ended September 30, 2003, the Partnership disposed of commercial aircraft, marine containers and railcars with an aggregate net book value of $0.2 million for proceeds of $4.2 million including $1.8 million of unused engine reserves. During the nine months ended September 30, 2002, the Partnership disposed of marine containers, railcars, and a trailer with an aggregate net book value of $0.1 million for proceeds of $0.3 million.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by Financial Accounting Standards Board (FASB) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". During the nine months ending September 30, 2003, the Partnership recorded an impairment of $1.6 million to owned aircraft. During 2003, the bankruptcy of the lessee of these aircraft and the likelihood that the aircraft would be returned to the Partnership in a condition not in accordance with the lease agreement, indicated to the General Partner that an impairment to these aircraft may exist. The General Partner determined the fair value of the aircraft based on estimated sales proceeds to an independent third party and holding costs excluding interest. No reductions were required to the carrying value of the owned equipment during the nine months ended September 30, 2002.

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

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of September 30, 2003 and December 31, 2002 (in thousands of dollars):

		Aero
	Clement	California	Lion
As of September 30, 2003	Partnership 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$--	$--	$6,437
Receivables	60	--	1,002
Due from affiliate	--	420	--
Finance lease receivable	--	1,917	--
Other assets	--	71	1

Total assets	$60	$2,408	$7,440

Liabilities
Accounts payable	$42	$--	$259
Due to affiliates	7	2	85
Lessee deposits and reserve for repairs	--	420	171

Total liabilities	49	422	515

Equity	11	1,986	6,925

Total liabilities and equity	$60	$2,408	$7,440

Partnership’s share of equity	$(2)	$496	$3,289	$3,783

		Aero
	Clement	California	Lion
As of December 31, 2002	Partnership 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$546	$--	$7,356
Receivables	745	420	716
Finance lease receivable	--	2,425	--
Other assets	--	137	10

Total assets	$1,291	$2,982	$8,082

Liabilities
Accounts payable	$173	$1	$548
Due to affiliates	11	2	44
Lessee deposits and reserve for repairs	--	420	97

Total liabilities	184	423	689

Equity	1,107	2,559	7,393

Total liabilities and equity	$1,291	$2,982	$8,082

Partnership’s share of equity	$529	$640	$3,525	$4,694

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
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.    Investments in Unconsolidated Special-Purpose Entities (continued)

The tables below set forth 100% of the revenues, gain on disposition of equipment, direct and indirect expenses and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three and nine months ended September 30, 2003 and 2002 (in thousands of dollars):

Aero
For the three months ended	Clement	California	Lion
September 30, 2003	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$--	$86	$1,744
Less: Direct expenses	7	4	1,383
Indirect expenses	95	26	367

Net income (loss)	$(102)	$56	$(6)

Partnership’s share of net income (loss)	$(49)	$15	$(13)	$(47)

Aero
For the three months ended	Clement	California	Lion
September 30, 2002	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$191	$119	$1,013
Less: Direct expenses	762	5	977
Indirect expenses	173	29	427

Net income (loss)	$(744)	$85	$(391)

Partnership’s share of net income (loss)	$(381)	$22	$(175)	$(534)

Aero
For the nine months ended	Clement	California	Lion
September 30, 2003	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$868	$284	$5,700
Gain on disposition of equipment	1,745	--	--
Less: Direct expenses	560	14	3,740
Indirect expenses	177	84	1,208

Net income	$1,876	$186	$752

Partnership’s share of net income	$952	$47	$359	$1,358

Aero
For the nine months ended	Clement	California	Lion
September 30, 2002	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$1,876	$384	$4,009
Less: Direct expenses	2,601	17	3,101
Indirect expenses	654	101	1,429

Net income (loss)	$(1,379)	$266	$(521)

Partnership’s share of net income (loss)	$(723)	$67	$(237)	$(893)

As of September 30, 2003 and December 31, 2002, all jointly-owned equipment in the Partnership’s USPE portfolio was on lease.

During the first nine months of 2003, the General Partner sold a product tanker marine vessel owned by an entity in which the Partnership has a 50% interest. The Partnership’s interest in this entity was sold for proceeds of $1.1 million for its net investment of $0.3 million.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.    Operating Segments

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

		Marine		Marine
For the three months ended	Aircraft	Vessel	Railcar	Container	Trailer
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$552	$--	$455	$37	$70	$--	$1,114
Interest income and other income	29	--	--	--	--	43	72
Gain on disposition of equipment	2,158	--	31	55	--	--	2,244

Total revenues	2,739	--	486	92	70	43	3,430

Expenses
Operations support	64	--	184	14	32	20	314
Depreciation and amortization	396	--	204	9	31	2	642
Interest expense	--	--	21	--	--	1	22
Management fees to affiliate	33	--	25	1	3	--	62
General and administrative expenses	284	--	64	--	19	169	536
Loss on impairment of equipment	403	--	--	--	--	--	403
Recovery of bad debts	(458)	--	--	--	--	--	(458)
Total expenses	722	--	498	24	85	192	1,521
Equity in net income (loss) of USPEs	15	(62)	-	--	--	--	(47)

Net income (loss)	$2,032	$(62)	$(12)	$68	$(15)	$(149)	$1,862

Equipment purchases and
capitalized improvements	$--	$--	$3,168	$--	$--	$--	$3,168

Acquisition fees paid to affiliate	$--	$--	$139	--	$--	$--	$139

Total assets as of September 30, 2003	$3,547	$3,286	$4,218	$112	$346	$16,892	$28,401

		Marine		Marine
For the three months ended	Aircraft	Vessel	Railcar	Container	Trailer
September 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other 2	Total

Revenues
Lease revenue	$1,865	$--	$386	$23	$78	$--	$2,352
Interest income and other income	--	--	--	--	--	35	35
Gain on disposition of equipment	--	--	74	30	5	--	109

Total revenues	1,865	--	460	53	83	35	2,496

Expenses
Operations support	10	--	161	--	66	15	252
Depreciation and amortization	529	--	131	41	31	3	735
Management fees to affiliate	24	--	17	--	3	--	44
General and administrative expenses	(34)	--	30	--	16	241	253
Provision for (recovery of) bad debts	779	--	(10)	--	1	--	770
Total expenses	1,308	--	329	41	117	259	2,054
Equity in net income (loss) of USPEs	22	(556)	--	--	--	--	(534)

Net income (loss)	$579	$(556)	$131	$12	$(34)	$(224)	$(92)

1    Includes certain assets not identifiable to a specific segment such as cash, restricted cash, deferred charges, and prepaid expenses. Also includes certain interest income and costs not identifiable to a particular segment, such as certain amortization, interest, general and administrative and operations support expenses.
2    Includes interest income and costs not identifiable to a particular segment, such as certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.    Operating Segments

		Marine		Marine
For the nine months ended	Aircraft	Vessel	Railcar	Container	Trailer
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$2,778	$--	$1,334	$170	$208	$--	$4,490
Interest income and other income	91	--	--	--	--	107	198
Gain on disposition of equipment	3,858	--	28	112	--	--	3,998

Total revenues	6,727	--	1,362	282	208	107	8,686

Expenses
Operations support	164	--	526	37	115	57	899
Depreciation and amortization	1,277	--	535	41	93	4	1,950
Interest expense	--	--	42	--	--	5	47
Management fees to affiliate	87	--	74	6	8	--	175
General and administrative expenses	418	--	118	--	50	537	1,123
Loss on impairment of equipment	1,616	--	--	--	--	--	1,616
(Recovery of) provision for bad debts	(607)	--	9	--	--	--	(598)
Total expenses	2,955	--	1,304	84	266	603	5,212
Equity in net income of USPEs	47	1,311	--	--	--	--	1,358

Net income (loss)	$3,819	$1,311	$58	$198	$(58)	$(496)	$4,832

Equipment purchases and
capitalized improvements	$--	$--	$4,375	$--	$--	$--	$4,374

Acquisition fees paid to affiliate	$--	$--	$193	$--	$--	$--	$193

		Marine		Marine
For the nine months ended	Aircraft	Vessel	Railcar	Container	Trailer
September 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$5,772	$--	$1,170	$145	$248	$--	$7,335
Interest income and other income	--	--	4	--	--	95	99
Gain on disposition of equipment	--	--	71	104	5	--	180

Total revenues	5,772	--	1,245	249	253	95	7,614

Expenses
Operations support	36	--	433	1	165	47	682
Depreciation and amortization	1,601	--	395	173	94	9	2,272
Management fees to affiliate	71	--	62	5	10	--	148
General and administrative expenses	65	--	84	--	48	571	768
Provision for (recovery of) bad debts	2,285	--	(10)	--	7	--	2,282
Total expenses	4,058	--	964	179	324	627	6,152
Equity in net income (loss) of USPEs	67	(960)	--	--	--	--	(893)

Net income (loss)	$1,781	$(960)	$281	$70	$(71)	$(532)	$569

8.    Net Income (Loss) Per Weighted-Average Limited Partnership Unit

Net income (loss) per weighted-average limited partnership unit was computed by dividing net income or loss attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2003 was 8,478,448. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2002, was 8,479,516 and 8,485,642, respectively.

1    Includes certain interest income and costs not identifiable to a particular segment, and certain amortization, interest, general and administrative and operations support expenses.

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

The Partnership made the regularly scheduled principal payments totaling $0.1 million to the lender of the non-recourse debt during the nine months ended September 30, 2003.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility, which was scheduled to expired on September 30, 2003, was extended until December 31, 2003 during September 2003. As of September 30, 2003 and December 31, 2002, the Partnership had no borrowings outstanding under this facility.

10.    Commitments and Contingencies

FSI arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. FSI anticipates that 735 of these railcars will be leased by an entity other than the Partnership. The remaining 315 railcars costing approximately $23 million, will be purchased by FSI, the Partnership or an affiliated program. As of September 30, 2003, approximately 66% of these railcars have been purchased by FSI or an affiliated program for approximately $15 million. The remaining 34% of these railcars will be purchased in 2004. While FSI has not determined if the Partnership will purchase either the railcars originally purchased by FSI or any of the railcars remaining to be purchased under the agreement, it is possible the Partnership may purchase some railcars.

At September 30, 2003, railcars with an original equipment cost of $16.2 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitments and contingencies as of September 30, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$23,539	[1] $16,159	$7,380	$--	$--
Non-recourse debt	933	263	670
Line of credit	--	--	--	--	--

	$24,472	$16,422	$8,050	--	$--

1    While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11.    Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not completed its analysis and has not concluded on the impact that FIN 46 will have.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150) which establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard was to be effective for the Partnership’s quarter ending September 30, 2003. In October 2003, however, the FASB deferred the application of SFAS No. 150 indefinitely.

In September 2001, the Accounting Standards Executive Committee (AcSEC) issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" (the "Proposed Statement"). On September 9, 2003, AcSEC voted to approve the Proposed Statement and is expected to present it to the FASB in the first quarter of 2004. At this time, it is unclear whether the Proposed Statement will be issued or in what form. If the existing Proposed Statement is issued, it would require the Partnership to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement requires these costs to be capitalized and amortized over their estimated useful life.

12.    Subsequent Event

During October 2003, the General Partner amended the lease agreement with the lessee in an USPE that owns two commercial aircraft. Under the terms of the amendment, the lease will be extended for an additional three months after which, the lessee can purchase the aircraft for one dollar. This will result in an impairment of $0.4 million to this USPE. The Partnership’s proportional share of this impairment of $0.1 million related to this transaction will be recorded during the fourth quarter 2003.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)    RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V’s (the Partnership’s) Operating Results for the Three Months Ended September 30, 2003 and 2002

(A)    Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2003, compared to the same period of 2002. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, loss on impairment of equipment, and (recovery of) provision for bad debts relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended September 30,
	2003	2002

Aircraft	$488	$1,855
Railcars	271	225
Trailers	38	12
Marine containers	23	23

Aircraft:    Aircraft lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the three months ended September 30, 2003, compared to $1.9 million and $10,000, respectively, during the same period of 2002. A decrease in aircraft lease revenues of $0.8 million was due to the reduction in the lease rate on five of the Partnership's owned aircraft, a reduction of $0.4 million was due to the sale of two aircraft that were on lease in 2002 and a reduction of $0.1 million was due to two aircraft being off-lease during the third quarter of 2003 that were on-lease during the same period of 2002.

Railcars: Railcar lease revenues and direct expenses were $0.5 million and $0.2 million, respectively, for the three months ended September 30, 2003, compared to $0.4 million and $0.2 million, respectively, during the same period of 2002. Lease revenues increased $0.1 million due to the purchase and lease of railcars during 2003. Direct expenses increased $23,000 during the third quarter of 2003 primarily due to higher insurance expense compared to the same period of 2002.

Trailers:    Trailer lease revenues and direct expenses were $0.1 million and $32,000, respectively, for the three months ended September 30, 2003 compared to $0.1 million and $0.1 million, respectively, during the same period of 2002. The increase in trailer contribution of $26,000 during the third quarter 2003 was due to a decrease of $34,000 in repairs and maintenance being partially offset by a decrease in lease revenues of $8,000 caused by lower lease rates earned on the Partnership’s trailers compared to the same period of 2002.

Marine containers:    Marine container lease revenues and direct expenses were $37,000 and $14,000, respectively, for the three months ended September 30, 2003, compared to $23,000 and $-0-, respectively, during the same period of 2002, respectively.

(B)    Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.2 million for the three months ended September 30, 2003 decreased from $1.8 million for the same period in 2002. Significant variances are explained as follows:

(i)    Provision for bad debts decreased $1.2 million compared to 2002. The provision for bad debts of $0.8 million recorded in the third quarter of 2002 was primarily based on PLM Financial Services, Inc.’s (FSI or the General Partner’s) evaluation of the collectability of receivables related to one aircraft lessee. During 2003, recovery of bad debts of $0.5 million was due to the collection of bad debts that had been previously written-off from the same aircraft lessee;

(ii)    Depreciation and amortization expenses decreased $0.1 million compared to 2002. A decrease of $0.2 million was caused by the double-declining balance method of depreciation that results in greater depreciation in the first years an asset is owned, partially offset by an increase of $0.1 million caused by the purchase of railcars during 2003;

(iii)    Loss on impairment of equipment increased $0.4 million during 2003 and resulted from the Partnership reducing the carrying value of one owned aircraft to its estimated fair value. No impairment of equipment was required during 2002; and

(iv)    General and administrative expenses increased $0.3 million during 2003 compared to 2002. An increase of $0.1 million resulted from higher costs being charged to the Partnership for certain administrative services and an increase of $0.2 million due to administrative cost associated with the return of aircraft from lessees.

(C)    Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the third quarter of 2003 totaled $2.2 million, and resulted from the sale of a commercial aircraft, marine containers and railcars with a net book value of $0.2 million for proceeds of $2.4 million including $0.9 million of unused engine reserves. The gain on the disposition of equipment for the third quarter of 2002 totaled $0.1 million, and resulted from the sale of marine containers, railcars, and a trailer with an aggregate net book value of $31,000 for proceeds of $0.1 million.

(D)    Equity in Net Loss of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Three Months
	Ended September 30,
	2003	2002

Aircraft	$15	$22
Marine vessels	(62)	(556)
Equity in net loss of USPEs	$(47)	$(534)

The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses of the USPEs:

Aircraft: As of September 30, 2003 and 2002, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the three months ended September 30, 2003, contribution from this trust decreased $5,000 due to a lower outstanding principal balance on the finance lease compared to 2002.

Marine vessels: As of September 30, 2003 the Partnership owned an interest in an entity owning a marine vessel. As of September 30, 2002, the Partnership owned interests in two entities each owning a marine vessel. During the third quarter of 2003, lease revenues of $0.8 million were offset by depreciation expense, direct expenses and administrative expenses of $0.9 million. During the same period of 2002, lease revenues of $0.6 million were offset by depreciation expense, direct expenses and administrative expenses of $1.1 million.

Marine vessel lease revenues increased $0.3 million during the three months ended September 30, 2003 compared to the same period of 2002 due to the following:

(i)    Marine vessel lease revenues increased $0.3 million during the three months ended September 30, 2003 due to being on rent the entire third quarter 2003. During the same period of 2002 this marine vessel was in dry dock for one month and not earning revenues; and

(ii)    this increase in lease revenues was partially offset by a decrease of $0.1 million due to the sale of a marine vessel during the first quarter of 2003.

Marine vessel depreciation expense, direct expenses, and administrative expenses decreased $0.2 million during the three months ended September 30, 2003 due to the following significant events:

(i)    Depreciation expense, direct expenses, and administrative expenses decreased $0.5 million due to the sale of a marine vessel during 2003; and

(ii)    direct expenses increased $0.2 million due to the remaining marine vessel having higher operating costs during the third quarter 2003 compared to the same period of 2002.

(E)    Net Income (loss)

As a result of the foregoing, the Partnership’s net income for the three months ended September 30, 2003 was $1.9 million, compared to net loss of $0.1 million during the same period in 2002. The Partnership’s ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the third quarter of 2003 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Nine Months Ended September 30, 2003 and 2002

(A)    Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the nine months ended September 30, 2003, compared to the same period of 2002. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Nine Months
	Ended September 30,
	2003	2002

Aircraft	$2,614	$5,736
Railcars	808	737
Marine containers	133	144
Trailers	93	83

Aircraft:    Aircraft lease revenues and direct expenses were $2.8 million and $0.2 million, respectively, for the nine months ended September 30, 2003, compared to $5.8 million and $36,000, respectively, during the same period of 2002. A decrease in aircraft lease revenues of $1.6 million was due to the reduction in the lease rate on six of the Partnership's owned aircraft, two of which were sold during 2003, a reduction of $0.9 million was due to four aircraft being off-lease in 2003 that were on-lease in 2002 and a reduction of $0.4 million was due to the sale of an owned aircraft during 2003 that was on lease during 2002. The increase in direct expenses was due to an increase in repairs and maintenance of $0.1 million and insurance expense of $45,000 during the nine months ended September 30, 2003 compared to the same period of 2002.

Railcars: Railcar lease revenues and direct expenses were $1.3 million and $0.5 million, respectively, for the nine months ended September 30, 2003, compared to $1.2 million and $0.4 million, respectively, during the same period of 2002. During the nine months ended September 30, 2003, lease revenues increased $0.1 million due to the purchase and lease of railcars during the first and third quarters of 2003. Direct expenses increased during the nine months ended September 30, 2003 due to higher insurance expense of $0.1 million compared to the same period of 2002.

Marine containers:    Marine container lease revenues and direct expenses were $0.2 million and $37,000, respectively, for the nine months ended September 30, 2003, compared to $0.1 million and $1,000, respectively, during the same period of 2002, respectively. The decrease in marine container contribution of $11,000 was due to higher insurance premiums of $36,000 partially offset by higher lease revenues caused by increased utilization of $24,000 during 2003 compared to 2002.

Trailers:    Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the nine months ended September 30, 2003 compared to $0.2 million and $0.2 million, respectively, during the same period of 2002. The increase in trailer contribution of $10,000 during 2003 was due to a decrease of $0.1 million in repairs and maintenance partially offset by a decrease in lease revenues of $40,000 caused by lower lease rates earned on the Partnership’s trailers compared to the same period of 2002.

(B)    Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.4 million for the nine months ended September 30, 2003 decreased from $5.5 million for the same period in 2002. Significant variances are explained as follows:

(i)    Provision for bad debts decreased $2.9 million in the first nine months of 2003 compared to the same period of 2002. The provision for bad debts of $2.3 million recorded in the nine months ended September 30, 2002 was primarily based on the General Partner’s evaluation of the collectability of receivables related to one aircraft lessee. During 2003, recovery of bad debts of $0.6 million was due to the collection of bad debts that had been previously written off from the same aircraft lessee;

(ii)    Depreciation and amortization expenses decreased $0.3 million compared to 2002. A decrease of $0.2 million was caused by the double-declining balance method of depreciation that results in greater depreciation in the first years an asset is owned and a decrease of $0.2 million was due to equipment sales during 2003. These decreases were partially offset by an increase of $0.1 million caused by the purchase of railcars during 2003;

(iii)    Loss on impairment of equipment increased $1.6 million during 2003 and resulted from the Partnership reducing the carrying value of two commercial aircraft to its estimated fair value. No impairment of equipment was required during the same period of 2002; and

(iv)    General and administrative expenses increased $0.4 million during 2003 compared to 2002. An increase of $0.2 million resulted from higher costs being charged to the Partnership for certain administrative services and an increase of $0.2 million due to administrative cost associated with the return of aircraft from lessees.

(C)    Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the nine months ended September 30, 2003 totaled $4.0 million, and resulted from the sale of commercial aircraft, marine containers and railcars with a net book value of $0.2 million for proceeds of $4.2 million including $1.8 million of unused engine reserves. The gain on the disposition of owned equipment for the nine months ended September 30, 2002 totaled $0.2 million, and resulted from the sale of marine containers, railcars and a trailer with an aggregate net book value of $0.1 million for proceeds of $0.3 million.

(D)    Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Nine Months
	Ended September 30,
	2003	2002

Marine vessels	$1,311	$(960)
Aircraft	47	67
Equity in net income (loss) of USPEs	$1,358	$(893)

The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, gain on equipment dispositions, depreciation expense, direct expenses, and administrative expenses of the USPEs:

Marine vessels: As of September 30, 2003 the Partnership owned an interest in an entity owning a marine vessel. As of September 30, 2002, the Partnership owned interests in two entities each owning a marine vessel. During the nine months ended September 30, 2003, lease revenues of $3.1 million and the gain of $0.9 million from the sale of a marine vessel in an USPE was offset by depreciation expense, direct expenses and administrative expenses of $2.7 million. During the same period of 2002, lease revenues of $2.8 million were offset by depreciation expense, direct expenses and administrative expenses of $3.8 million.

Marine vessel lease revenues increased $0.3 million during the nine months ended September 30, 2003 compared to the same period of 2002 based on the following:

(i)    An increase in lease revenues of $0.8 million caused by the remaining marine vessel earning a higher voyage rate during the nine months ended September 30, 2003 compared to the same period of 2002; and

(ii)    Marine vessel lease revenues decreased $0.5 million during the nine months ended September 30, 2003 due to the sale of a marine vessel during the first quarter of 2003.

Marine vessel depreciation expense, direct expenses, and administrative expenses decreased $1.1 million during the nine months ended September 30, 2003 due to the following significant events:

(i)    Depreciation expense, direct expenses, and administrative expenses decreased $1.3 million due to the sale of a marine vessel during 2003; and

(ii)    Direct expenses increased $0.2 million due to the remaining marine vessel having higher operating costs of $0.2 million and higher repairs and maintenance of $0.1 million partially offset by lower depreciation expense of $0.1 million caused by the double-declining balance method of depreciation that results in greater depreciation in the first years an asset is owned.

Aircraft: As of September 30, 2003 and 2002, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the nine months ended September 30, 2003, contribution from this trust decreased $20,000 due to a lower outstanding principal balance on the finance lease in 2003 compared to 2002.

(E)     Net Income

As a result of the foregoing, the Partnership’s net income for the nine months ended September 30, 2003 was $4.8 million, compared to net income of $0.6 million during the same period in 2002. The Partnership’s ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the nine months ended September 30, 2003 is not necessarily indicative of future periods.

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

The Partnership has an investment in an USPE that owns aircraft jointly with other affiliated programs. These aircraft are leased on a direct finance lease. The USPE’s revenues from the direct finance lease are based on a monthly amortization schedule.

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

(III)    FINANCIAL CONDITION – CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 2003, the Partnership generated cash from operations of $2.8 million to meet its operating obligations, purchase additional equipment, pay debt and interest payments and maintain working capital reserves.

During the nine months ended September 30, 2003, the Partnership purchased a fleet of railcars for $2.7 million and paid FSI or its affiliates, $0.1 million for acquisition fees, $26,000 for lease negotiation fees and $12,000 for debt placement fees. The Partnership paid $1.7 million in cash for these railcars and assumed non-recourse debt of $1.0 million. The Partnership disposed of owned equipment and partially owned equipment and received aggregate proceeds of $4.2 million including $1.8 million of unused engine reserves.

Accounts and note receivable increased $0.3 million in the nine months ended September 30, 2003 due to an increase of $0.8 million due to the timing of cash receipts and a decrease of $0.7 million in the provision for bad debts partially offset by the collection of $1.2 million from the note receivable.

Investments in USPEs decreased $0.9 million during the nine months ended September 30, 2003 due to operating cash distributions of $1.1 million and liquidating proceeds distribution of $1.1 million to the Partnership from the USPEs partially offset by income of $1.4 million that was recorded by the Partnership for its equity interests in the USPEs.

Prepaid expenses decreased $0.1 million during 2003 due to the expense of insurance and certain administrative expenses during 2003 that were paid during 2002.

Accounts payable increased $0.1 million during the nine months ended September 30, 2003 due to the timing of payments to vendors.

Lessee deposits and reserve for repairs decreased $2.0 million due to the sale of two commercial aircraft and the reclassification of certain engine reserves totaling $1.8 million to sale proceeds and decreased $0.2 million due to the recognition of certain deposits to lease revenue.

During the nine months ended September 30, 2003, the Partnership assumed non-recourse debt of $1.0 million that is collateralized by certain railcars purchased in 2003. The note bears interest at a fixed rate of 8.19% per annum and has a final maturity in 2005. The remaining balance of the note will be repaid with monthly principal and interest payments of $22,000 and a balloon payment obligation of $0.6 million due at the expiration of the debt. The Partnership made the regularly scheduled principal payments of $0.1 million to the lender of the non-recourse debt during the nine months ended September 30, 2003.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on December 31, 2003. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than December 31, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to other borrowers.

As of November 12, 2003, Acquisub LLC had outstanding borrowings on the warehouse facility of $10.0 million. There were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

FSI arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. FSI anticipates that 735 of these railcars will be leased by an entity other than the Partnership. The remaining 315 railcars costing approximately $23 million, will be purchased by FSI, the Partnership or an affiliated program. As of September 30, 2003, approximately 66% of these railcars have been purchased by FSI or an affiliated program for approximately $15 million. The remaining 34% of these railcars will be purchased in 2004. While FSI has not determined if the Partnership will purchase either the railcars originally purchased by FSI or any of the railcars remaining to be purchased under the agreement, it is possible the Partnership may purchase some railcars.

At September 30, 2003, railcars with an original equipment cost of $16.2 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitments and contingencies as of September 30, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$23,539	[1] $16,159	$7,380	$--	$--
Non-recourse debt	933	263	670
Line of credit	--	--	--	--	--

	$24,472	$16,422	$8,050	--	$--

1    While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

(IV)    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not completed its analysis and has not concluded on the impact that FIN 46 will have.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150) which establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard was to be effective for the Partnership’s quarter ending September 30, 2003. In October 2003, however, the FASB deferred the application of SFAS No. 150 indefinitely.

In September 2001, the Accounting Standards Executive Committee (AcSEC) issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" (the "Proposed Statement"). On September 9, 2003, AcSEC voted to approve the Proposed Statement and is expected to present it to the FASB in the fourth quarter of 2003. At this time, it is unclear whether the Proposed Statement will be issued or in what form. If the existing Proposed Statement is issued, it would require the Partnership to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement requires these costs to be capitalized and amortized over their estimated useful life.

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

(2)    Signs of economic recovery in the railcar segment continue to be mixed with some indicators showing less strength than previously forecasted. Total industrial production, the general driver of demand for railcars, is now projected to be unchanged in 2003. Chemical railcar loadings, the most important driver for the majority of the Partnership’s fleet, are now flat versus 2002 as reported by the American Association of Railroads. If manufacturing recovers, chemical and allied products carloadings are generally forecasted to grow in the fourth quarter of 2003 but not to rebound strongly until 2004. On the positive side, North American railcar manufacturing capacity utilization, as reported informally by the manufacturers themselves, continues to demonstrate the increase noted at the end of the second quarter, and lead times have extended into the second quarter of next year. The speed of recovery in lease rates continues to be dependent on the number of idle railcars in fleets owned by various shippers and leasing competitors who have been very aggressive in quoted rates compared to historical norms;

(3)    The Partnership’s partially-owned marine vessel is designated as a Clean Product Carrier and as such transports and trades on voyage and term charters with Clean Petroleum Products such as gasoline, jet fuel, clean diesel oil, condensate, etc. and on occasion, clean chemicals in liquid form . Freight rates earned during the first three quarters of 2003 showed some strength compared with 2002. The first quarter benefited from the continued political turmoil in Venezuela and the start up of the Iraqi conflict. Higher crude oil prices and reduced supply of gasoline and jet fuels available on the United States East Coast (USEC) due to the shut down of the Venezuela supply channel, meant longer haul product supplies out of Europe and the Baltic to maintain inventories for USEC . The net effect was improved transportation rates for our product carrier during the first two quarters of 2003. In the third quarter of 2003, the daily rates started drifting slightly lower after both conflicts were resolved and the beginning of the summer season. The General Partner believes that the product markets will strengthen with the increase in worldwide economies, increase imports and demand in the fourth quarter 2003 ;

(4)    Utilization of intermodal trailers owned by the Partnership was 58% in the three months ended September 30, 2003 which was approximately 2% below the three months ended September 30, 2002.  Industry-wide utilization of intermodal trailers was 50% in the three months ended September 30, 2003 compared to 52% in the same period of 2002.  As the Partnership's 45' trailers are smaller than the 48' trailers that many shippers prefer, the General Partner expects utilization to have little opportunity to increase over the next few years;

(5)    Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. As a result of these events, the Partnership has had to renegotiate leases on its owned aircraft during 2002 and 2003 that will result in a decrease in revenues during 2003. The General Partner believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The General Partner does not expect these aircraft to return to their pre-September 11, 2001 values.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft and stopped making lease payments. During October 2002, the General Partner reached an agreement with the lessee of these aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at September 30, 2003 was $2.0 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. During 2003, the Partnership sold two of these Boeing 737-200 commercial aircraft to an independent third party. As of November 13, 2003, the lessee was current with all the installment payments due to the Partnership except for the installment payment due during November.

Additionally, the same lessee is continuing to lease the remaining aircraft on a month to month lease agreement. As of November 13, 2003, the lessee is five months in arrears with its lease payments to the Partnership totaling $0.4 million on this aircraft and the two sold aircraft. The General Partner is currently reviewing its options including the possibility of sending the lessee a notification of default. Due to the age of the remaining aircraft and the economic condition of the airline industry, should the General Partner repossess this aircraft, it will be difficult to remarket and may be off-lease for a considerable period of time.

The Partnership also owns two DHC-8-102 commuter aircraft that were on a lease through February 2003 to Allegheny Airlines, Inc., a wholly owned subsidiary of US Airways, Inc., both of which declared bankruptcy on August 11, 2002. On October 9, 2002, the General Partner received notification that the leases for the two aircraft had been rejected and the aircraft were returned. At September 30, 2003, the Partnership has $0.1 million in receivables due from this lessee. The General Partner recorded an allowance for bad debts for the amount due. One of these aircraft is currently in storage and being remarketed for lease or sale. Given the current oversupply of aircraft of this type, this aircraft may remain in storage and off-lease for the foreseeable future. The other aircraft is on consignment to a vendor who will part-out this aircraft.

During March 2003, the General Partner received notification from another lessee that leased two Boeing 737-200 commercial aircraft and a DHC-8-300, that it was declaring bankruptcy. The lease on one Boeing 737-200 expired during May 2003 and the plane was returned to the Partnership and subsequently sold, the remaining leases on two aircraft were amended and are due to expire during July 2004 and January 2005. The General Partner reduced the lease rate with this lessee to an amount approximately 30% of the original lease amount and deferred the lease payments due in the third quarter 2003. At September 30, 2003, the Partnership has $0.8 million due from this lessee for past due rents. The General Partner recorded an allowance for bad debts for the amount of $0.5 million;

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

(7)    As a result of the increase in off-lease equipment, the General Partner expects the Partnership will be paying higher remarketing and storage costs during the remainder of 2003; and

(8)    Starting on July 1, 2004, the period in which the reduced rate for management fee was in effect will expire and the rate will return to the pre-settlement rate.

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

The Partnership may commit its cash flow, surplus cash, and equipment sale proceeds to purchase additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. The Partnership will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal and interest on debt, purchase additional equipment and pay cash distributions to the partners.

The General Partner does not anticipate declaring any cash distributions to the partners until at least the end of the investment phase of the Partnership. Cash distributions when paid to the partners generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rent, the generation of renewal and/or re-lease rents and the residual value realized for each asset at its disposal.

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

ITEM 3.    CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

The General Partner’s management, including it’s President and Chief Financial Officer (CFO), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

(1)    Within the 90-day period prior to the filing of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and CFO concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership’s required to be included in the Partnership’s exchange act filings.

(2)    There have been no significant changes in the Partnership’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the General Partner carried out its evaluations.

PART II – OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.10    Sixth amendment to the Warehouse Credit Agreement, dated September 30, 2003.

99.1     Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.

99.2     Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act.

(b)     Reports on Form 8-K

None.

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

Date: November 13, 2003                    By:

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

Date: November 13, 2003                             By:

                    /s/ Richard K Brock
                        Richard K Brock
    Chief Financial Officer
    (Principal Financial Officer)