Form 10KSB
period 2003-12-31
PLM EQUIPMENT GROWTH FUND V
filed 2004-03-30
CIK 857645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-KSB

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Transitional Small Business Disclosure Format: Yes No X

The registrant's revenues for the fiscal year ended December 31, 2003 was $11,118,000.

Aggregate market value of voting stock: N/A

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(A)  Background

In November 1989, PLM Financial Services, Inc. (FSI or the General Partner), a wholly owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 10,000,000 limited partnership units (the units) including 2,500,000 optional units, in PLM Equipment Growth Fund V, a California limited partnership (the Partnership, the Registrant, or EGF V).  The Registration Statement also proposed offering an additional 1,250,000 Class B units through a reinvestment plan. The General Partner has determined that it will not adopt this reinvestment plan for the Partnership. The Partnership's offering became effective on April 11, 1990.  FSI, as General Partner, owns a 5% interest in the Partnership. The offering of units of the Partnership closed on December 23, 1991. As of December 31, 2003, there were 8,478,448 units outstanding. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership's primary objectives are:

(1)  to invest in a diversified portfolio of low-obsolescence equipment with long lives and high residual values, at prices that the General Partner believes to be below inherent values, and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment;

(2)  to generate sufficient net operating cash flow from lease operations to meet liquidity requirements until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

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

The Partnership is currently in its investment phase during which the Partnership uses cash generated from operations and proceeds from asset dispositions to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. The Partnership may enter into binding commitments to purchase additional equipment consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2010, unless terminated earlier upon the sale of all of the equipment or by certain other events.

Table 1, below, lists the equipment and the original cost of equipment in the Partnership's portfolio and the Partnership's proportional share of equipment in entities in which the Partnership has an equity investment as of December 31, 2003 (in thousands of dollars):

TABLE 1

Units	Type	Manufacturer	Cost

Owned equipment held for operating leases:

1	DC-9-32 Stage III commercial aircraft	McDonnell Douglas	$12,826
1	737-200 Stage II commercial aircraft	Boeing	6,647
1	737-200A Stage III commercial aircraft	Boeing	5,610
2	DHC-8-102 commuter aircraft	DeHavilland	7,628
1	DHC-8-300 commuter aircraft	DeHavilland	5,748
170	Pressurized tank railcars	ACF/RTC	5,475
174	Nonpressurized tank railcars	GATX	4,384
120	Covered hopper railcars	Various	2,744
43	Mill gondola railcars	Bethlehem Steel	1,219
188	Various marine containers	Various	2,601
3	Refrigerated marine containers	Various	76
143	Intermodal trailers	Oshkosh	2,184

	Total owned equipment held for operating leases		$57,142	1

Equipment owned by entities in which the Partnership has an equity investment:

0.48	Product tanker	Boelwerf-Temse	$9,492	2
0.25	Equipment on direct finance lease:
	Two DC-9 Stage III commercial aircraft	McDonnell Douglas	3,005	3

	Total equity investments		$12,497	1

Equipment is generally leased under operating leases for a term of one to six years except for the marine vessel which is usually leased for less than one year. The Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Lease revenues for intermodal trailers are based on a per-diem lease in the free running interchange with the railroads. Rents for all other equipment are based on fixed rates.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership’s equipment. The Partnership’s management agreement with IMI is to terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases.  In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the financial statements).

1     Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corp. (TEC), a wholly owned subsidiary of FSI, or PLM Worldwide
Management Services (WMS), a wholly owned subsidiary of PLM International. All equipment was used equipment at the time of purchase, except 143 piggyback refrigerated trailers.

2     Jointly owned: EGF V and an affiliated program.

3     Jointly owned: EGF V and two affiliated programs.

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment.  The short- to mid-term nature of operating leases generally commands a higher rental rate than longer-term full payout leases and offer lessees relative flexibility in their equipment commitment.  In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

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

(D)  Demand

The Partnership currently operates in the following operating segments: aircraft leasing, railcar leasing, marine container leasing, product tanker leasing, and intermodal trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The Partnership’s equipment and investments are primarily used to transport materials and commodities, except for aircraft leased to passenger air carriers.

The following section describes the international and national markets in which the Partnership’s capital equipment operates:

(1)  Aircraft

(a) Commercial Aircraft

The commercial aviation industry has been suffering from an unprecedented array of negative events during the last few years (September 11, recession, Iraq war, SARS, changes in fuel prices). As a result, many airlines have reduced their fleets creating excess supply of aircraft. The General Partner believes that demand for commercial aircraft is slowly recovering; however, it expects demand to increase first for newer more fuel efficient aircraft. Most of the Partnership’s aircraft are of older vintage and considered ‘old technology’ (including but not limited to not meeting current noise regulations in the United States (US), Europe and several other countries) for which reason the General Partner has actively sought to liquidate its positions in old technology aircraft. The General Partner believes aircraft prices have decreased to a level which may make them attractive investment opportunities. Accordingly, the Partnership may purchase aircraft in 2004.

The Partnership owns 100% of three commercial, aircraft including two Boeing 737-200's of which one is currently off-lease and in storage. The Partnership also has an investment in an entity that owns 25% of two commercial aircraft that are on a direct finance lease. This lease has been renegotiated and the resulting incoming cash flow has been reduced.

The decrease in value of the Partnership’s aircraft since September 11, 2001 have had and will have a negative impact on the ability of the Partnership to achieve its original objectives as lower values will also result in significantly lower revenues than the Partnership has been able to achieve for these assets in the past.

(b)  Commuter Aircraft

The Partnership owns three commuter turboprops containing 37 to 50 seats each (two DHC-8-102 aircraft and one DHC-8-300 aircraft.) The Partnership's aircraft possess unique performance capabilities, compared to many other turboprops, which allow them to readily operate at maximum payloads from unimproved surfaces, hot-and-high runways and short runways. Notwithstanding this, regional jets continue to outpace turboprops for market share of the regional airlines. The already soft market for turboprops experienced in 2001 and 2002 continued to deteriorate during 2003 as the stored and available fleets grew with the deterioration of the domestic airline industry and especially the re-orientation by US Airways’ turbo prop subsidiaries’ plan to cross over to regional jets. The General Partner believes that the availability of a significant number of off-lease turbo-props, combined with limited demand, will cause the market for these assets to be very weak for the foreseeable future.
Two DHC-8-102 aircraft were marketed for sale or lease during 2003; however, the combination of continued limited demand, high competition and limited available funding for overhaul necessary for lease placement resulted in these aircraft being stored for the entire year. During the year the General Partner examined the possibilities of performing a managed liquidation (part-out) via consignment on one of the turboprops and a transaction was finalized during the end of 2003. The aircraft will be delivered to the part-out facility during the 1 st quarter of 2004 and it estimated that the parts from the aircraft will be sold during 2004. The Partnership has received a letter of intent to purchase the other DHC-8-102. There can be no assurance that this transaction will close. Accordingly, this aircraft may remain in storage and off-lease for a significant period of time.

The Partnership’s DHC-8-300 continued to be on lease with a North American operator during 2003, The General Partner is in the process of renegotiating the lease due to the bankruptcy filing by the operator. The lessee may continue to use this aircraft or return it to the Partnership. If this aircraft is returned to the Partnership and given the current oversupply of aircraft of this type, this aircraft may remain in storage and off-lease for a considerable period of time.

(2)  Product Tanker

The Partnership has an investment in a double-hull product tanker constructed in 1985, that operates in international markets carrying a variety of clean commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

The Partnership’s product tanker has continued to operate with very little idle time between charters. Rates have continued to increase throughout the year compared to rates in 2002. In the fourth quarter of 2003 and into 2004, freight rates for the Partnership’s marine vessels started to increase due to an increase on the demand side for sea transportation resulting from improving economies worldwide. The demand is expected to continue until new tonnage starts coming on line mid year. The cold weather and demand for refined home heating oil on US east coast has given an added boost to charter rates in the New Year.

This product tanker is scheduled to go into port during the first quarter of 2004 to undergo a required dry-docking. The General Partner estimates that this marine vessel will be out of service for approximately three to four weeks while certain repairs, maintenance and inventory stocking are performed.

(3)  Railcars

(a)  Pressurized Tank Railcars

Pressurized tank railcars are used to transport liquefied petroleum gas (LPG) and anhydrous ammonia (fertilizer). The North American markets for LPG include industrial applications, residential use, electrical generation, commercial applications, and transportation. Growth prospects over the long run are good, however, within any given year, consumption is particularly influenced by the severity of winter temperatures.

Another major commodity usage area for pressure railcars is anhydrous ammonia. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the United States (US) dollar. Currently, given the domestic price for natural gas, an increasing amount of anhydrous ammonia is imported rather than produced locally. These changing distribution patterns offer an opportunity for increased use of pressure railcars in new transportation corridors.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals was flat when contrasting 2003 to 2002. Growth for 2004 carloadings is expected to be in the 2 to 3% year over year range.

Nationwide, the age of the US and Canadian pressure railcar fleet is advancing. The Partnership owns pressure tank railcars that are among this fleet. Approximately 10% of the industry fleet is expected to reach the maximum age allowed by regulation (40 years) in the next three years. The desirability of the railcars in the Partnership is negatively affected by the relatively high age of the fleet and related corrosion issues on foam insulated railcars. However, those railcars which do not need to be scrapped should see high levels of utilization as commodity growth driven demand is being served by a declining industry fleet size. With the high level of retirements over the next few years, the General Partner believes now is an appropriate time to purchase new railcars of this type.

Of the total fleet of 170 pressure railcars, 17 of the railcars were built many years ago by a manufacturer no longer in business, of which 2 have suffered severe corrosion and are not rentable in their present condition and are uneconomic to repair. At December 31, 2003, utilization of the Partnership’s pressurized tank railcars was 95%.

(b)  General Purpose (Nonpressurized) Tank Railcars

General purpose tank railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for non-food types of commodities is closely tied to overall manufacturing activity and thus both the US and global economies. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Also, the increased use of ethanol as a fuel additive has increased demand for this subset of general purpose railcars.

Chemicals continue to rebound along with the general economy. Also bolstering the demand for full service leased railcars is a trend by shippers to lease rather than own their equipment. At December 31, 2003, utilization of the Partnership’s nonpressurized tank railcars was 84%.

(c)  Covered Hopper (Grain) Railcars

The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feedlots. The year 2003 saw dramatic increases in wheat and corn harvests and some increased demand for rail shipments. On the other hand, the more volatile export business, which accounts for approximately 30% of total grain shipments, and which serves emerging and developing nations, was flat.

Demand for covered hopper railcars, which are specifically designed to service the grain industry, has started to pick up after a consistent pattern of decline in the number of carloadings over the last several years. Railcar utilization will recover more slowly as there is a significant supply of idle railcars to be absorbed. A large number of new railcars were built in the late 1990s and the fleet has become more efficiently utilized by the railroads. As in prior years, any covered hopper railcars that were leased were done so at considerably lower rental rates.

Many of the Partnership’s rail cars are smaller and thus less desirable than those currently being built. Because of this factor and the large number of idle railcars throughout the industry, the Partnership has sold a number of these railcars. At December 31, 2003, utilization of the Partnership’s covered hopper railcars was 89%.

(d)  Mill Gondola Railcars

Mill gondola railcars are typically used to transport scrap steel for recycling from steel processors to small steel mills called mini-mills. Demand for steel is cyclical and moves in tandem with the growth or contraction of the overall economy. Usage of scrap railcars is also dependent on the degree to which products such as old railcars are themselves scrapped. The impact of the recent elimination of steel tariffs is difficult to predict. The Partnership’s mill gondola railcars were in storage during 2003.

(4)  Marine Containers

Marine containers are used to transport a variety of types of cargo. They typically travel on marine vessels but may also travel on railroads loaded on certain types of railcars and highways loaded on a trailer.

The Partnership’s fleet of dry, refrigerated and other specialized containers is in excess of 14 years of age, and is generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees’ preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales is highly dependent upon the specific location and type of container. The Partnership has continued to experience reduced residual values on the sale of refrigerated containers primarily due to technological obsolescence associated with this equipment’s refrigeration machinery.

(5)  Intermodal Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past eight years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower wholesale freight rates on domestic containers compared to intermodal trailers. During 2003, demand for intermodal trailers was much more depressed than historic norms. Unusually low demand occurred over the first half of the year (similar to 2002) due to a slow industry-wide economy and low rail freight rates for 53-foot domestic containers. Due to the decline in demand, shipments for the year within the intermodal pool trailer market declined approximately 2% compared to 2002. Average utilization of the entire US intermodal trailer pool fleet declined from 77% in 1999 to a record low of 49% in 2003.

The General Partner continued its aggressive marketing program in a bid to attract new customers for the Partnership’s intermodal trailers during 2003. As a result of these efforts, average utilization of the Partnership’s intermodal trailers for the year 2003 increased 1% from 2002 to approximately 62%, 13 percentage points above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Intermodal pool trailer shipments are forecast to decline by 10% in 2004, compared to 2003. As such, the nationwide supply of intermodal trailers is expected to have approximately 28,000 units in surplus for 2004.

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

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in governmental regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include:

(1)  In 2004, new maritime and port security laws that have already been passed by United States (US) Congress and International Maritime Organizations are scheduled to be implemented. The United States Coast Guard is currently holding hearings with international shipping industry representatives to discuss the implementation of the new code and regulations, which are to apply to all shipping, ports and terminals both in the US and abroad. The new regulations are aimed at improving security aboard marine vessels. These regulations may require additional security equipment being added to marine vessels as well as additional training being provided to the crew. The final code, which is expected to have a significant impact on the industry, will apply to all ships over 500 dead weight tons that include the one in which the Partnership has an interest. The requirements of these new regulations have to be met by July 2004. As the methodology of how these regulations will be applied is still being determined, the General Partner is unable to determine the impact on the Partnership at this time; and

(2)   Under US Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The cost to install a hushkit to meet quieter Stage III requirements is approximately $1.5 million, depending on the type of aircraft. The Partnership has a Stage II aircraft that does not meet Stage III requirements. The stage II aircraft is currently on a lease that expires in April 2004. Upon termination of the current lease, this Stage II aircraft is scheduled to be sold or re-leased in a country that does not require this regulation.

(3)  The tank car industry faces several possible regulatory events in the near future. The General Partner expects a ruling for some of the issues during 2004 and 2005 including but not limited to: the Minot North Dakota accident and non-normalized steel, constant contact side bearing retrofit and the addition of a reflector strip to railcars. At this point the General Partner cannot estimate the cost or outcome of any of these proposed programs.

As of December 31, 2003, the Partnership was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interests in entities that own equipment for leasing purposes. As of December 31, 2003, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by entities in which the Partnership has an equity investment as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $184.3 million through the first quarter of 1992, proceeds from the debt financing of $38.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at 235 3 rd Street South, Suite 200, St. Petersburg, FL 33701.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner’s capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2003, there were 8,841 limited partners holding units in the Partnership.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's consolidated financial statements contained in the 2003 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Partnership qualifies as a Regulation S-B filer since both its 2003 and 2002 annual revenues were less than $25.0 million and its public float has not exceeded $25.0 million. The Partnership will continue to qualify as an S-B filer through at least 2005, as its revenues for the year ended December 31, 2003 are less than $25.0 million.

(A)  Introduction

Management’s discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund V (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership’s equipment in the various segments in which it operates and its effect on the Partnership’s overall financial condition.

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing Activity and Re-pricing Exposure to Current Economic Conditions

The exposure of the Partnership’s equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of operating cash flow to the Partnership. The Partnership experienced re-leasing or re-pricing activity in 2003 for its trailer, marine vessel, railcar, aircraft, and marine container portfolios.

(a)  Trailers: The Partnership’s trailer portfolio operates on per diem leases with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing and re-pricing activity.

(b)  Marine vessel: The Partnership’s investment in an entity owning a marine vessel operated in the short-term leasing market. As a result of this, the Partnership’s partially owned marine vessel was remarketed during 2003 exposing it to re-leasing and re-pricing risk.

(c)  Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of improvement and this will lead to higher contribution to the Partnership as existing leases expire and renewal leases are negotiated.

(d)  Aircraft: As of December 31, 2003, two of the Partnership’s owned aircraft were off-lease. There continues to be an excess supply of commercial and commuter aircraft and re-leasing of these assets is expected to be difficult and at severely lower lease rates than the Partnership has been able to earn in the past. One aircraft is on consignment to a vendor who will part-out this aircraft. The other aircraft is currently in storage and being remarketed for lease or sale or may also be given to a vendor who will part-out this aircraft. Given the current oversupply of aircraft of this type, this aircraft may remain in storage and off-lease for a considerable period of time.

(e)  Marine containers: All of the Partnership’s marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to re-pricing activity. The Partnership’s marine containers are in excess of fourteen years of age and, as such, in limited demand.

(2)  Equipment Liquidations

Liquidation of Partnership owned equipment and equipment owned by entities in which the Partnership has an equity investment, unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in reductions of future operating cash flows to the Partnership.

During 2003, the Partnership disposed of owned equipment that included aircraft, marine containers, and railcars for total proceeds of $2.5 million and the recognition of $1.8 million of unused engine reserves and a partially owned marine vessel for proceeds of $1.1 million.

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

During 2002 the Partnership encountered a lessee of Stage II Boeing 737-200 commercial aircraft not performing under the terms of its lease agreement. In October 2002, the General Partner reached an agreement with this lessee for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at December 31, 2003 was $1.6 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee and any payments received through March 29, 2004.

As of March 29, 2004, the installment payment due from the lessee to the Partnership for March was not received. The General Partner has not yet placed the lessee into default, however, it is currently reviewing options available under the agreement.

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

Other non-operating funds for reinvestment are generated from the sale of equipment prior to the Partnership’s planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of while it was subject to lease agreements, or from the exercise of purchase options in certain lease agreements. Equipment sales generally result from evaluations by the General Partner that continued ownership of certain equipment is either inadequate to meet Partnership performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

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

(C)  Financial Condition - Capital Resources, Liquidity, and Unit Redemption Plan

The General Partner purchased the Partnership’s initial equipment portfolio with capital raised from its initial equity offering of $184.3 million and permanent debt financing of $38.0 million. No further capital contributions from limited partners are permitted under the terms of the Partnership’s limited partnership agreement.

The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions, and increase the Partnership’s equipment portfolio.

For the year ended December 31, 2003, the Partnership generated cash from operations of $5.4 million to fund its ongoing operating obligations, purchase equipment, pay debt and interest payments and maintain working capital reserves.

During 2003, the Partnership purchased railcars for $2.9 million and paid PLM Financial Services, Inc. (FSI or the General Partner) or its affiliates, $0.1 million for acquisition fees, $28,000 for lease negotiation fees and $12,000 for debt placement fees related to the non-recourse debt on certain railcars. The Partnership paid $1.9 million in cash for these railcars and assumed non-recourse debt of $1.0 million. The Partnership disposed of owned equipment and partially owned equipment and received aggregate proceeds of $3.7 million and the recognition of $1.8 million of unused engine reserves.

Accounts and note receivable increased $1.9 million during 2003 due to an increase of $1.6 million due to the timing of cash receipts and a decrease of $1.9 million in the allowance for doubtful accounts partially offset by the collection of $1.6 million from the note receivable.

Equity investments in affiliated entities decreased $1.7 million during 2003 due to operating cash distributions of $1.8 million and liquidating proceeds distribution of $1.1 million to the Partnership from the equity investments partially offset by income of $1.2 million that was recorded by the Partnership for its equity interests in the equity investments.

Prepaid expenses decreased $0.1 million during 2003 due to the expense of insurance and certain administrative expenses during 2003 that were paid during 2002.

Accounts payable increased $0.1 million during 2003 due to the timing of payments to vendors.

Lessee deposits and reserve for repairs decreased $2.0 million in 2003. Engine reserves decreased $1.8 million due to the sale of two commercial aircraft and the reclassification to sale proceeds and decreased $0.2 million due to the recognition of certain deposits to lease revenue.

During 2003, the Partnership assumed non-recourse debt of $1.0 million that is collateralized by certain railcars purchased in 2003. The note bears interest at a fixed rate of 8.19% per annum and has a final maturity in 2005. The remaining balance of the note is due in monthly principal and interest payments of $22,000 and a balloon payment obligation of $0.6 million due at the expiration of the debt. The Partnership made the regularly scheduled principal payments of $0.1 million to the lender of the non-recourse debt during 2003.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and MILPI Holdings LLC (MILPI), all of which are related parties. In March 2004, MILPI reached an agreement with the lenders of the warehouse facility to extend the expiration date of the facility to December 31, 2004, reduce the amount available under this facility to $7.5 million and remove Professional Lease Management Income Fund I, LLC as a borrower. The facility provides for financing up to 100% of the cost of the equipment. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than February 28, 2005. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLM International, Inc. and MILPI, the parent companies of the General Partner. The Partnership is not liable for the advances made to the other borrowers.

As of March 29, 2004, there were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

In the first quarter of 2004, the General Partner, on behalf of the Partnership, signed a term sheet for a $15.0 million loan facility to be used by the Partnership to purchase new and used railcars. The facility will have a term of up to two years and will bear interest at LIBOR or the lender's base rate plus a margin. As this facility in currently in the process of being documented, their can be no assurance that this facility will be completed.

PLM Transportation Equipment Corp. (TEC) an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. As of December 31, 2003, TEC or an affiliated program have purchased 208 railcars, at a cost of $15.3 million, and have leased 490 railcars. During 2004, TECI or an affiliated program will purchase or lease the remaining 352 railcars included in the commitment. The commitment requires a minimum of 30% of the 352 railcars to be purchased, at a cost of $7.5 million. The remaining 70% of the 352 railcars may be leased or purchased. As included in the commitment table below, the total purchase price for the 352 railcars is $25.0 million.

The remaining railcars to be purchased or leased under this commitment, with a cost of $25.0 million will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

At December 31, 2003, railcars with an original equipment cost of $12.8 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In the fourth quarter of 2003, FSI exercised its option under the above agreement to purchase or lease 400 additional railcars which will be delivered in 2004 and 2005. The total cost for the purchase of all 400 railcars is approximately $28.4 million. In accordance with the agreement, up to 70% of these railcars may be leased. The Partnership, an affiliate, or unaffiliated third party may purchase or lease these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

In the fourth quarter of 2003, FSI committed to purchase 50 sulfur railcars for $2.9 million. An affiliate of the FSI purchased these railcars in the first quarter of 2004. FSI anticipates these railcars will be sold to a managed program or an unaffiliated third party in 2004. During March 2004, the Partnership purchased 7 of these railcars for $0.4 million.

Commitment and contingencies as of December 31, 2003 are as follows (in thousands of dollars):

		Less than	1-3
Partnership Obligations:	Total	1 Year	Years

Non-recourse debt	$887	$198	$689

Affiliate Obligations:

Commitment to purchase railcars	$66,237	$45,985	$20,252
Commitment to purchase
sulfur railcars	2,900	2,900	--
	$69,137	[1] $48,885	$20,252

1  While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital over that mentioned above.

(D)  Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires FSI to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

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

The Partnership has an equity investment that owns aircraft jointly with other affiliated programs. These aircraft are leased on a direct finance lease. The equity investment’s revenues from the direct finance lease are based on a monthly amortization schedule.

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. Depreciation is computed using the double-declining balance method, taking a full month's depreciation in the month of acquisition based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment. The depreciation method changes to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the economic value, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever circumstances indicate that an impairment may exist, the General Partner reviews the carrying value of its equipment and equity investments in affiliated entities to determine if the carrying value of the assets may not be recoverable, in consideration of the current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

(E)  Recent Accounting Pronouncements

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

Detailed interpretations of FIN 46 continue to emerge and, accordingly, the General Partner is still in the process of evaluating its impact has not completed its analysis or concluded on the impact that FIN 46 will have on the Partnership.

(F)  Results of Operations - Year-to-Year Detailed Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 2003 and 2002

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2003, compared to 2002. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, interest expense, impairment loss on equipment and general and administrative expenses relating to the operating segments (see Note 5 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment.

The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Years Ended
	December 31,
	2003	2002

Aircraft	$4,075	$7,135
Railcars	1,007	1,005
Trailers	194	127
Marine containers	161	176

Aircraft:  Aircraft lease revenues and direct expenses were $4.2 million and $0.1 million, respectively, for the year ended December 31, 2003, compared to $7.2 million and $0.1 million, respectively, during the same period of 2002. A decrease in aircraft lease revenues of $2.1 million was due to the reduction in the lease rate on three of the Partnership's owned aircraft of which were sold during 2003, a reduction of $0.5 million was due to the lower lease rates being earned on three owned aircraft during 2003 that compared to 2002 and a reduction of $0.4 million was due to two aircraft being off-lease in 2003 that were on-lease in 2002. The increase in direct expenses was due to an increase in repairs and maintenance of $49,000 and insurance expense of $45,000 during the year ended December 31, 2003 compared to the same period of 2002.

Railcars: Railcar lease revenues and direct expenses were $1.8 million and $0.8 million, respectively, for the year ended December 31, 2003, compared to $1.6 million and $0.6 million, respectively, during the same period of 2002. During the year ended December 31, 2003, lease revenues increased $0.2 million due to the purchase and lease of railcars during 2003. Direct expenses increased during the year ended December 31, 2003 due to higher insurance expense of $0.1 million compared to the same period of 2002.

Trailers:  Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the year ended December 31, 2003 compared to $0.3 million and $0.2 million, respectively, during the same period of 2002. The decrease of $0.1 million in trailer direct expenses was due to a decrease in the repairs and maintenance.

Marine containers:  Marine container lease revenues and direct expenses were $0.2 million and $37,000, respectively, for the year ended December 31, 2003, compared to $0.2 million and $5,000, respectively, during the same period of 2002, respectively. The decrease in marine container contribution of $15,000 was due to higher insurance premiums of $32,000 partially offset by higher lease revenues caused by increased utilization of $17,000 during 2003 compared to 2002.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.5 million for the year ended December 31, 2003 decreased from $7.2 million for the same period in 2002. Significant variances are explained as follows:

(i)  Provision for bad debts decreased $4.1 million during 2003 compared to 2002. The provision for bad debts of $2.3 million recorded in the year ended December 31, 2002 was primarily based on the General Partner’s evaluation of the collectability of receivables related to certain aircraft lessees. During 2003, the decrease of $1.7 million was due to the recovery of bad debts that had been previously written off from these aircraft lessees;

(ii)  Depreciation and amortization expenses decreased $0.4 million compared to 2002. A decrease of $0.3 million was caused by the double-declining balance method of depreciation that results in greater depreciation in the first years an asset is owned and a decrease of $0.3 million was due to equipment sales during 2003. These decreases were partially offset by an increase of $0.2 million caused by the purchase of railcars during 2003;

(iii)  Impairment loss on equipment of $1.6 million during 2003 resulted from the Partnership reducing the carrying value of two commercial aircraft to its estimated fair value. Impairment loss on equipment of $0.4 million during 2002 resulted from the Partnership reducing the carrying value of a commercial aircraft to its estimated fair value; and

(iv)  General and administrative expenses increased $0.4 million during 2003 compared to 2002. An increase of $0.2 million resulted from higher costs being charged to the Partnership for certain administrative services and an increase of $0.2 million due to administrative cost associated with the return of aircraft from lessees.

(c)  Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the year ended December 31, 2003 totaled $4.2 million, and resulted from the sale of commercial aircraft, marine containers and railcars with a net book value of $0.2 million for proceeds of $2.5 million and the recognition of $1.8 million of unused engine reserves. The gain on the disposition of owned equipment for the year ended December 31, 2002 totaled $0.2 million, and resulted from the sale of marine containers, railcars and trailers with an aggregate net book value of $0.1 million for proceeds of $0.3 million.

(d)  Equity in Net Income (Loss) of Equity Investments

Equity in net income (loss) of equity investments represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Years Ended
	December 31,
	2003	2002

Marine vessels	$1,280	$(1,247)
Aircraft	(41)	86
Equity in net income (loss) of equity investments	$1,239	$(1,161)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, gain on equipment dispositions, depreciation expense, impairment loss, direct expenses, and administrative expenses of the equity investments:

Marine vessels: As of December 31, 2003 the Partnership owned an interest in an entity owning a marine vessel. As of December 31, 2002, the Partnership owned interests in two entities each owning a marine vessel. During the year ended December 31, 2003, lease revenues of $4.1 million and the gain of $0.9 million from the disposition of a marine vessel in an equity investment was offset by depreciation expense, direct expenses and administrative expenses of $3.7 million. During the same period of 2002, lease revenues of $4.2 million were offset by depreciation expense, direct expenses and administrative expenses of $5.5 million.

Marine vessel lease revenues decreased $0.1 million during the year ended December 31, 2003 compared to the same period of 2002 based on the following:

(i)  Marine vessel lease revenues decreased $1.2 million during the year ended December 31, 2003 due to the sale of a marine vessel during the first quarter of 2003; and

(ii)  the remaining marine vessel lease revenues increased $1.2 million was caused by this marine vessel earning a higher voyage rate during the year ended December 31, 2003 compared to 2002 due to improved market conditions.

Marine vessel depreciation expense, direct expenses, and administrative expenses decreased $1.7 million during the year ended December 31, 2003 due to the following significant events:

(i)  Depreciation expense, direct expenses, and administrative expenses decreased $2.1 million due to the sale of a marine vessel during 2003; and

(ii)  Direct expenses increased $0.4 million due to the remaining marine vessel having higher operating costs of $0.3 million and higher repairs and maintenance of $0.1 million partially offset by lower depreciation expense of $0.1 million caused by the double-declining balance method of depreciation that results in greater depreciation in the first years an asset is owned.

Aircraft: As of December 31, 2003 and 2002, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the year ended December 31, 2003, contribution from this trust decreased $38,000 due to a lower outstanding principal balance on the finance lease in 2003 and decreased $0.1 million due to an impairment loss recorded in 2003. A reduction in the lease payments resulting from an amendment to the existing lease indicated to the General Partner that an impairment existed. No impairments to partially owned aircraft were required in 2002.

(e)  Net Income

As a result of the foregoing, the Partnership’s net income for the year ended December 31, 2003 was $6.8 million, compared to net income of $0.6 million during the same period in 2002. The Partnership’s ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the year ended December 31, 2003 is not necessarily indicative of future periods.

(G)  Geographic Information

Certain of the Partnership’s equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in United States (US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets, and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

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

The Partnership's equipment on lease to US domiciled lessees consisted of trailers, railcars, and aircraft. During 2003, US lease revenues accounted for 12% of the total lease revenues of wholly- and jointly-owned equipment while this region reported net loss of $0.5 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consisted of railcars and aircraft. During 2003, Canadian lease revenues accounted for 34% of the total lease revenues of wholly- and jointly-owned equipment and this region reported net income of $0.3 million.

The Partnership's owned equipment on lease to a South American-domiciled lessee consisted of aircraft during 2003, which accounted for 7% of the total lease revenues of wholly- and jointly-owned equipment, and net income of $5.9 million. The primary reason this region reported net income resulted from the gain on the sale of two aircraft for $3.6 million and the recovery of $1.7 million in bad debts that had been reported as uncollectable in a previous year.

The Partnership's owned equipment and its ownership share in equity investment’s equipment on lease to a Mexican-domiciled lessee consisted of aircraft during 2003, which accounted for 6% of the total lease revenues of wholly- and jointly-owned equipment and net income of $0.1 million.

The Partnership's owned equipment and its ownership share in equity investment’s equipment on lease to lessees in the rest of the world consisted of marine vessels and marine containers. During 2003, lease revenues for these lessees accounted for 41% of the total lease revenues of wholly- and jointly-owned equipment and net income of $1.6 million.

(H)  Inflation

Inflation had no significant impact on the Partnership's operations during 2003 and 2002.

(I)  Forward-Looking Information

Except for historical information contained herein, the discussion in this Form 10-KSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Partnership’s actual results could differ materially from those discussed here.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay principal and interest on debt and until December 31, 2004, acquire additional equipment.

The Partnership may commit to purchase additional equipment with its cash flow, surplus cash, and equipment sale proceeds, consistent with the objectives of the Partnership, until December 31, 2004. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. The Partnership will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events.

The General Partner believes prices on certain transportation assets, particularly rail equipment and selected aircraft, have reached attractive levels and is actively looking to make investments in 2004. The General Partner believes that transportation assets purchased in today’s economic environment may appreciate. Accordingly, the General Partner believes that most of the cash currently held by the Partnership will be used to purchase equipment in 2004.

Factors affecting the Partnership’s contribution during the year 2004 and beyond include:

(i)  The Partnership’s marine containers are in excess of 14 years of age and are no longer suitable for use in international commerce either due to its specific physical condition or lessees’ preference for newer equipment. Demand for these marine containers will continue to be weak due to their age. In addition, some of the Partnership’s refrigerated marine containers have become delaminated. This condition lowers the demand for these marine containers and has led to declining lease rates and lower utilization on containers with this problem;

(ii)  Signs of economic recovery in the railcar segment continue to be mixed with some indicators showing less strength than previously forecasted. Total industrial production, the general driver of demand for railcars was unchanged in 2003. Chemical railcar loadings, the most important driver for the majority of the Partnership’s fleet, were flat versus 2002 as reported by the American Association of Railroads. If manufacturing recovers, chemical and allied products carloadings are generally forecasted to rebound strongly in 2004. The speed of recovery in lease rates continues to be dependent on the number of idle railcars in fleets owned by various shippers and leasing competitors who have been very aggressive in quoted rates compared to historical norms;

(iii)  The Partnership has an investment in a double-hull product tanker constructed in 1985 that operates in international markets carrying a variety of clean commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

The Partnership’s product tanker has continued to operate with very little idle time between charters. Rates increased throughout the year when compared to rates in 2002. In the fourth quarter of 2003 and into 2004, freight rates for the Partnership’s marine vessel continued to increase due to an increase on the demand side for sea transportation resulting from improving economies worldwide. The demand is expected to continue until new tonnage starts coming on line mid year. The cold weather and demand for refined home heating oil on US east coast has given a added boost to charter rates in 2004;

This product tanker is scheduled to go into port during the first quarter of 2004 to undergo a required dry-docking. The General Partner estimates that this marine vessel will be out of service for three to four weeks while certain repairs, maintenance and inventory stocking are performed.

The General Partner is seeing an increase in the market price for product tankers. Should the market price for the Partnership partially owned product tanker reach a price that the General Partner considers attractive, the General Partner may consider selling this product tanker;

(iv)  As the Partnership's 45' trailers are smaller than the 48' trailers that many shippers prefer, the General Partner expects utilization to have little opportunity to increase over the next few years;

(v)  Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The Partnership has had to renegotiate leases on its owned aircraft during 2002 and 2003 that resulted in a decrease in revenues during 2003. The General Partner believes aircraft prices have decreased to a level which may make them attractive investment opportunities. Accordingly, the Partnership may purchase aircraft in 2004.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft and stopped making lease payments. During October 2002, the General Partner reached an agreement with the lessee of these aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at December 31, 2003 was $1.6 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee and any payments received through March 29, 2004. As of March 29, 2004, the lessee was current with all the installment payments due to the Partnership except for the installment payment due during March 2004.

Additionally, the same lessee is continuing to lease one remaining aircraft on a month to month lease agreement. As of March 29, 2004, the lessee is eight months in arrears with its lease payments to the Partnership totaling $0.5 million on this aircraft and the two sold aircraft. The General Partner is currently reviewing its options including the possibility of sending the lessee a notification of default. Due to the age of the remaining aircraft and the economic condition of the airline industry, should the General Partner repossess this aircraft, it will be difficult to remarket and may be off-lease for a considerable period of time.

The Partnership owns two DHC-8-102 commuter aircraft. One aircraft is on consignment to a vendor who will part-out the aircraft. The Partnership has received a letter of intent to purchase the other DHC-8-102. There can be no assurance that this transaction will close. Accordingly, this aircraft may remain in storage and off-lease for a significant period of time.

During March 2003, the General Partner received notification from another lessee that leased two Boeing 737-200 commercial aircraft and a DHC-8-300, that it was declaring bankruptcy. In the second quarter of 2003, the lease for the DHC-8-300 was extended to January 2005 at a reduced rate. The lease on one Boeing 737-200 expired during May 2003 and the aircraft was returned to the Partnership and subsequently sold. During January 2004, the other Boeing 737-200 was returned to the Partnership. Given the economic condition of the airline industry, this aircraft may remain in storage and off-lease for the foreseeable future. In March 2004, the General Partner reached an agreement with this lessee to pay $1.7 million in past due rent related to the two Boeing 737’s. This amount is included in accounts receivables at December 31, 2003 on the accompanying balance sheet. This amount was paid in March 2004;

(vi)  The General Partner expects director and officer's insurance to increase 15 to 20% in 2004;

(vii)  As a result of the increase in off-lease equipment, the General Partner expects the Partnership will be paying higher remarketing and storage costs during 2004; and

(viii)  On July 1, 2004, the period in which the reduced rate for management fee was in effect will expire and the rate will return to the pre-settlement rate.

Several other factors may affect the Partnership's operating performance in the year 2004 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Re-pricing Risk

Certain portions of the Partnership's aircraft, railcar, marine container, marine vessel, and trailer portfolios will be remarketed in 2004 as existing leases expire, exposing the Partnership to considerable re-pricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Partnership is in its reinvestment phase.

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

(K)  Distribution Levels and Additional Capital Resources

Pursuant to the amended limited partnership agreement, the Partnership will cease to reinvest surplus cash into additional equipment generated after January 1, 2005. Prior to that date, the General Partner intends to continue its strategy of selectively redeploying equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive. During this time, the Partnership will use operating cash flow, proceeds from the sale of equipment, and additional debt to meet its operating obligations, and acquire additional equipment. Accordingly, the General Partner does not anticipate any cash distributions will be made to the limited partners during the reinvestment stage of the Partnership. In the long term, changing market conditions and used-equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity. Consequently, the General Partner cannot establish future distribution levels with any certainty at this time.

Cash distributions when paid to the limited partners generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rent, the generation of renewal and/or re-lease rents and the residual value realized for each asset at its disposal.

The General Partner believes that sufficient cash flow will be available in the future for repayment of debt and to meet Partnership operating cash flow requirements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed on the Index to Financial Statements included in Item 13(a) of this Annual Report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(A)    Disagreements with Accountants on Accounting and Financial Disclosures

None.

(B)    Changes in Accountants

In June 2003, the General Partner announced that the Partnership had engaged Ernst & Young LLP as the Partnership’s auditors and had dismissed Deloitte & Touche LLP. Deloitte & Touche LLP issued an unqualified opinion on the 2002 financial statements. During 2002 and the subsequent interim period preceding such dismissal, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.  CONTROLS AND PROCEDURES

( A)  Limitations on the Effectiveness of Controls

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

(B)  Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

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

(2)  There have been no significant changes in the Partnership’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the General Partner carried out its evaluations.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name	Age	Position

Gary D. Engle	55	Director, PLM Financial Services, Inc., PLM Investment Management, Inc., and PLM Transportation Equipment Corp.

James A. Coyne	43	Director, Secretary and President, PLM Financial Services, Inc. and PLM Investment Management, Inc., Director and Secretary, PLM Transportation Equipment Corp.

Richard K Brock	41	Chief Financial Officer, PLM Financial Services, Inc., PLM Investment Management, Inc. and PLM Transportation Equipment Corp.

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

Richard K Brock was appointed Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

CODE OF ETHICS

The Board of Directors of PLM Financial Services Inc, ("FSI") the General Partner, has adopted a written Code of Ethics that is applicable to the Board, executive officers and employees of PLM Financial Services Inc. FSI’s Code of Ethics is designed to deter wrongdoing and to promote:

-    the integrity and values of FSI, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
-    compliance with applicable governmental laws, rules and regulations;
-    internal reporting of violations of the Code of Ethics to any member of FSI’s Board of Directors; and
-    accountability for adherence to the Code of Ethics.

ITEM 10.  EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees.  The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) Security Ownership of Certain Beneficial Owners

The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), cash available for distributions, and net disposition proceeds of the Partnership. As of December 31, 2003, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

(B)  Security Ownership of Management

Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates own any limited partnership units of the Partnership as of December 31, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)  Transactions with Management and Others

During 2003, the Partnership paid or accrued the following fees to FSI or its affiliates: acquisition fees, $0.1 million; lease negotiation fees, $28,000; debt placement fees, $12,000; management fees, $0.2 million; and administrative and data processing services performed on behalf of the Partnership, $0.1 million.

During 2003, the Partnership’s proportional share of ownership in equity investments paid or accrued the following fees to FSI or its affiliates: management fees, $0.2 million; and administrative and data processing services, $14,000.

The balance due to affiliates as of December 31, 2003 includes $0.1 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated equity investments.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   1.  Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB.

(B)   Financial Statement Schedules

None.

(C)    Reports on Form 8-K

None.

(D)    Exhibits

4.   Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-32258), which became effective with the Securities and Exchange Commission on April 11, 1990.

4.1   First Amendment to the Amended and Restated Limited Partnership Agreement dated August 24, 2001, incorporated by reference to the Partnership's Annual Report on Form 10-KSB dated December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.

10.1   Management Agreement between Partnership and PLM Investment Management, Inc.  incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-32258), which became effective with the Securities and Exchange Commission on April 11, 1990.

10.2   Warehouse Credit Agreement, dated April 13, 2001, incorporated by reference to the Partnership’s Form 10-Q dated March 31, 2002 filed with the Securities and Exchange Commission on May 8, 2002.

10.3   First amendment to the Warehouse Credit Agreement, dated December 21, 2001, incorporated by reference to the Partnership’s Form 10-Q dated March 31, 2002 filed with the Securities and Exchange Commission on May 8, 2002.

10.4   Second amendment to the Warehouse Credit Agreement, dated April 12, 2002, incorporated by reference to the Partnership’s Form 10-Q dated March 31, 2002 filed with the Securities and Exchange Commission on May 8, 2002.

10.5   Third amendment to the Warehouse Credit Agreement, dated July 11, 2002, incorporated by reference to the Partnership’s Form 10-Q dated June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002.

10.6   October 2002 purchase agreement between PLM Transportation Equipment Corp., Inc. and Trinity Tank Car, Inc. incorporated by reference to the Partnership’s Form 10-Q dated September 30, 2002 filed with the Securities and Exchange Commission on November 13, 2002.

10.7   Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated October 11, 2002, incorporated by reference to the Partnership’s Form 10-Q dated September 30, 2002 filed with the Securities and Exchange Commission on November 13, 2002.

10.8         February 2003 purchase agreement between PLM Transportation Equipment Corp., Inc. and Residual Based Finance Corporation, incorporated by reference to the Partnership’s Form 10-K dated December 31, 2002 filed with the Securities and Exchange Commission on March 26, 2003.

10.9    Residual Based Finance Corporation debt agreement, dated August 31,1995.

10.10   Fourth amendment to the Warehouse Credit Agreement, dated March 3, 2003.

10.11   Fifth amendment to the Warehouse Credit Agreement, dated June 30, 2003, incorporated by reference to the Partnership’s Form 10-QSB dated June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003.

10.12   Sixth amendment to the Warehouse Credit Agreement, dated September 30, 2003, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2003 filed with the Securities and Exchange Commission on November 13, 2003.

10.13   Seventh amendment to the Warehouse Credit Agreement, dated December 31, 2003.

10.14   Eighth amendment to the Warehouse Credit Agreement, dated March 17, 2004.

10.15   Amended and restated Warehouse Credit Agreement, dated March 17, 2004.

14.   PLM Financial Services Inc. Code of Ethics.

99.1    Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.

99.2    Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below list principal accountant fees and services (in thousands of dollars):

Audit	Audit	Tax	All Other
Fees	Related Fees	Fees	Fees

Year Ended December 31, 2003	$47	$--	$--	$--

Year Ended December 31, 2002	$64	$--	$--	$--

It is the policy of the audit committee of the parent company of the General Partner that it pre-approves all of the services described above in this Item 14.

CONTROL CERTIFICATION

I, James A. Coyne, certify that:

1.  I have reviewed this annual report on Form 10-KSB of PLM Equipment Growth Fund V.

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

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004    By:    /s/ James A. Coyne
James A. Coyne
President
(Principal Executive Officer)

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

1.  I have reviewed this annual report on Form 10-KSB of PLM Equipment Growth Fund V.

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

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004    By:    /s/ Richard K Brock
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

Dated: March 29, 2004         PLM EQUIPMENT GROWTH FUND V
                                                                                                PARTNERSHIP

By:       PLM Financial Services, Inc.
                                                                                                                General Partner

                                                                                                By:          /s/ James A. Coyne
James A. Coyne
                                                                                                                President

By:          /s/ Richard K Brock
Richard K Brock
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund V (the Partnership), that the Annual Report of the Partnership on Form 10-KSB for the year ended December 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.

Name   Capacity    Date

/s/ Gary D. Engle
Gary D. Engle                                                                                      Director, FSI                                                                                             March 29, 2004

/s/ James A. Coyne
James A. Coyne                                                                                Director, FSI                                                                                              March 29, 2004

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Independent auditors’ reports                           30-31

Balance sheets as of December 31, 2003 and 2002                                                             32

Statements of income for the years ended
December 31, 2003 and 2002                                            33

Statements of changes in partners' capital for the
years ended December 31, 2003 and 2002                                    34

Statements of cash flows for the years ended
December 31, 2003 and 2002                                             35

Notes to financial statements                                                                                                                                                        36-48

INDEPENDENT AUDITORS’ REPORT

The Partners
PLM Equipment Growth Fund V:

We have audited the accompanying balance sheet of PLM Equipment Growth Fund V, a limited partnership, as of December 31, 2003, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of PLM Equipment Growth Fund V at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Tampa, Florida
March 26, 2004

INDEPENDENT AUDITORS’ REPORT

The Partners
PLM Equipment Growth Fund V:

We have audited the accompanying balance sheet of PLM Equipment Growth Fund V, a limited partnership (the "Partnership"), as of December 31, 2002 and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
March 7, 2003

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
BALANCE SHEETS
December 31,
(in thousands of dollars, except unit amounts)

	2003	2002

Assets

Equipment held for operating leases, at cost	$57,142	$72,233
Less accumulated depreciation	(50,785)	(64,580)

Net equipment	6,357	7,653

Cash and cash equivalents	18,049	11,114
Restricted cash	60	60
Accounts and notes receivable, less allowance for doubtful accounts of
$1,303 in 2003 and $3,208 in 2002	2,658	723
Equity investments in affiliated entities	2,995	4,694
Deferred fees to affiliate, less accumulated
amortization of $47 in 2003 and $34 in 2002	40	13
Prepaid expenses and other assets	180	291

Total assets	$30,339	$24,548

Liabilities and partners’ capital

Liabilities
Accounts payable and accrued expenses	$368	$277
Due to affiliates	178	166
Non-recourse debt	886	--
Reserve for repairs	500	2,300
Lessee deposits	423	641
Total liabilities	2,355	3,384

Commitments and contingencies

Partners’ capital
Limited partners (8,478,448 limited partnership units outstanding)	27,984	21,164
General Partner	--	--
Total partners’ capital	27,984	21,164

Total liabilities and partners' capital	$30,339	$24,548

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
STATEMENTS OF INCOME
For the Years Ended December 31,
(in thousands of dollars, except weighted-average Partnership unit amounts)

	2003	2002

Revenues

Lease revenue	$6,514	$9,278
Interest and other income	437	366
Gain on disposition of equipment	4,167	244
Total revenues	11,118	9,888

Expenses

Depreciation and amortization	2,552	2,990
Repairs and maintenance	845	761
Insurance expenses	331	137
Management fees to affiliate	260	211
Interest expense	67	--
General and administrative expenses to affiliates	137	161
Other general and administrative expenses	1,460	1,084
Impairment loss on equipment	1,616	408
(Recovery of) provision for bad debts	(1,731)	2,337
Total expenses	5,537	8,089

Equity in net income (loss) of equity investments	1,239	(1,161)

Net income	$6,820	$638

Partners’ share of net income

Limited partners	$6,820	$638
General Partner	--	--

Total	$6,820	$638

Limited partners’ net income per
weighted-average limited partnership unit	$0.80	$0.08

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 2003 and 2002
(in thousands of dollars)

	Limited	General
	Partners	Partner	Total

Partners’ capital as of December 31, 2001	$20,490	$--	$20,490

Net income	638	--	638

Canceled purchase of limited partnership units	36	--	36

Partners' capital as of December 31, 2002	21,164	--	21,164

Net income	6,820	--	6,820

Partners' capital as of December 31, 2003	$27,984	$--	$27,984

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(in thousands of dollars)

	2003	2002

Operating activities
Net income	$6,820	$638
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,552	2,990
Amortization of debt issuance costs	4	--
(Recovery of) provision for bad debts	(1,731)	2,337
Impairment loss on equipment	1,616	408
Net gain on disposition of equipment	(4,167)	(244)
Equity in net (income) loss of equity investments	(1,239)	1,161
Distributions from (distribution to) equity investments	1,791	(152)
Changes in operating assets and liabilities:
Accounts and notes receivable	(204)	(1,992)
Prepaid expenses and other assets	111	(257)
Accounts payable and accrued expenses	91	81
Due to affiliates	12	(28)
Lessee deposits	(218)	(208)

Net cash provided by operating activities	5,438	4,734

Investing activities
Proceeds from disposition of equipment	2,544	306
Distribution from liquidation of equity investment	1,147	--
Payments for purchase of equipment and capitalized repairs	(1,885)	--
Payments of acquisition fees to affiliate	(130)	--
Payments of lease negotiation fees to affiliate	(28)	--

Net cash provided by investing activities	1,648	306

Financing activities
Payments of non-recourse debt	(139)	--
Payments of debt placement fees to affiliate	(12)	--
Increase in restricted cash	--	(60)
Canceled purchase of limited partnership units	--	36
Payment for limited partnership units	--	(214)

Net cash provided by (used in) financing activities	(151)	(238)

Net increase in cash and cash equivalents	6,935	4,802
Cash and cash equivalents at beginning of year	11,114	6,312

Cash and cash equivalents at end of year	$18,049	$11,114

Supplemental information
Interest paid	$63	$--

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

Organization

PLM Equipment Growth Fund V, a California limited partnership (the Partnership), was formed on November 14, 1989 to engage in the business of owning, leasing, or otherwise investing in predominantly used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership.  FSI is a wholly owned subsidiary of PLM International, Inc. (PLMI) and manages the affairs of the Partnership.

Through December 31, 2004, the Partnership will be in its investment phase during which the Partnership may commit to use cash generated from operations and proceeds from asset dispositions to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

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

Accounting for Leases

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned. Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership or equity investments in which the Partnership has an interest leases equipment with lease terms that qualify for direct finance lease classification.

Depreciation and Amortization

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment. The depreciation method changes to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the remaining life of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs are amortized over the term of the related loan using the straight-line method that approximates the effective interest method (see Note 8).

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation (continued)

Transportation Equipment

Equipment held for operating leases is recorded at cost and depreciated over its useful life.

The Partnership evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceeds their fair values. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

The estimate of the fair value for the Partnership’s owned and partially owned equipment is based on the opinion of the Partnership’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows.

Equity Investments in Affiliated Entities

The Partnership has interests in equity investments that own transportation equipment. These entities do not have any debt or other financial encumbrances and are accounted for using the equity method.

Repairs and Maintenance

Repairs and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are charged against operations as incurred. Certain costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional gain on disposition. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of aircraft airframes and engines, reserve accounts are prefunded by certain lessees over the period of the lease based on the number of hours this equipment is used times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee or the lessee defaults on the lease, the Partnership may have the obligation to fund and accrue the difference. If the aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional gain on disposition. The aircraft reserve accounts are included in the accompanying balance sheets as reserve for repairs. Marine vessel dry-docking reserve accounts are included in equity investments in affiliated entities.

Net Income and Distributions

Special allocations of income are made to the limited partners to the extent necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The limited partners' net income is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

Cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation (continued)

Net Income and Distributions (continued)

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. Monthly unitholders receive a cash distribution 15 days after the close of the previous month’s business and quarterly unitholders receive a cash distribution 45 days after the close of the quarter when they are declared.

No cash distributions were declared or paid during 2003 and 2002.

Net Income Per Weighted-Average Limited Partnership Unit

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the year. The weighted-average number of limited partnership units deemed outstanding during the years ended December 31, 2003 and 2002 was 8,478,448 and 8,498,098, respectively.

Cash and Cash Equivalents

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of one year or less as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term nature of the investments.

Restricted Cash

As of December 31, 2003 and 2002, restricted cash consists of bank accounts and short-term investments that are primarily subject to withdrawal restrictions per loan agreements.

Comprehensive Income

The Partnership’s comprehensive income is equal to its net income for the years ended December 31, 2003 and 2002.

New Accounting Standards

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

Detailed interpretations of FIN 46 continue to emerge and, accordingly, the General Partner is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Partnership.

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

2.  Transactions with General Partner and Affiliates

The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment.

The equipment management agreement, subject to certain reductions, requires the payment of a monthly management fee attributable either to owned equipment or interests in equipment owned by the equity investments to be paid to IMI in an amount equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that is subject to full payout net leases, or (c) 7% of the gross lease revenues attributable to equipment, if any, that is subject to per diem leasing arrangements and thus is operated by the Partnership.  The Partnership management fee expense in 2003 and 2002 was $0.3 million and $0.2 million, respectively. Partnership management fees are reduced 25% for the period January 1, 2002 through June 30, 2004 as part of the settlement of litigation filed against the General Partner and its affiliates in a prior year. The Partnership reimbursed FSI and its affiliates for data processing and administrative expenses directly attributable to the Partnership in the amount of $0.1 million and $0.2 million during 2003 and 2002, respectively.

The Partnership’s proportional share of management fees to affiliate charged to equity investments in affiliated entities were $0.2 million during 2003 and 2002, and the Partnership’s proportional share of administrative and data processing expenses to affiliate charged to equity investments in affiliated entities were $14,000 and $0.1 million during 2003 and 2002, respectively. These expenses reduced the Partnership's proportional share of the equity interest in income in the equity investment.

The Partnership paid or accrued equipment acquisition fees of $0.1 million, lease negotiation fees of $28,000 and a debt placement fee of $12,000 to FSI or its affiliates during 2003.

The General Partner is entitled to subordinated incentive fees equal to 5% of cash available for distribution and 5% of net disposition proceeds (as defined in the partnership agreement), which are distributed by the Partnership after the limited partners have received a certain minimum rate of return. The General Partner does not anticipate that this subordinated incentive fee will be earned.

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, will also be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Partnership or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the agreement, if certain conditions are met. The General Partner does not anticipate that this liquidation fee will be earned.

The Partnership had equity investments in affiliated entities that own certain equipment during 2003 and 2002 (see Note 4).

The balance due to affiliates as of December 31, 2003 and 2002 includes $0.1 million due to FSI and its affiliates for management fees and $0.1 million due to affiliated equity investments.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

3.  Equipment

The components of owned equipment as of December 31 were as follows (in thousands of dollars):

Equipment Held for Operating Leases	2003	2002

Aircraft	$38,459	$55,172
Rail equipment	13,822	11,022
Marine containers	2,677	3,855
Trailers	2,184	2,184
	57,142	72,233
Less accumulated depreciation	(50,785)	(64,580)

Net equipment	$6,357	$7,653

Revenues are earned by placing the equipment under operating leases. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership leases for marine containers are based on a fixed rate. Lease revenues for trailers operating with short-line railroad systems are based on a per-diem lease in the free running railroad interchange. Rents for all other equipment are based on fixed rates.

Equipment held for operating leases is stated at cost less depreciation and any reductions due to impairment of the asset value. In 2003 and 2002, the Partnership recorded a write-down of certain owned aircraft representing impairment to the carrying value. During 2003, the Partnership recorded an impairment of $1.6 million to owned aircraft. The bankruptcy of the lessee of these aircraft and the likelihood that the aircraft would be returned to the Partnership in a condition not in accordance with the lease agreement, indicated to the General Partner that an impairment to this aircraft may exist. The General Partner determined the fair value of the aircraft based on estimated sales proceeds to an independent third party less holding costs excluding interest. During 2002, the bankruptcy of two major US airlines and subsequent increase in off-lease aircraft indicated to the General Partner that an impairment to the aircraft portfolio may exist. The General Partner determined the fair value of the aircraft based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, estimated sales proceeds less holding costs excluding interest. This resulted in an impairment of $0.4 million to an aircraft owned by the Partnership.

As of December 31, 2003, all owned equipment was on lease except for two aircraft and 91 railcars with an aggregate net book value of $1.6 million. As of December 31, 2002, all owned equipment was on lease except for three aircraft and 79 railcars with an aggregate net book value of $1.6 million. In January 2004, a Boeing 737 was returned to the Partnership from its lessee who is in bankruptcy. The lease for this aircraft would have expired in December 2004.

During 2003, the Partnership purchased a fleet of railcars for $3.0 million including acquisition fees of $0.1 million. The Partnership paid $1.9 million in cash for these railcars and assumed non-recourse debt of $1.0 million. No equipment was purchased during 2002.

During 2003, the Partnership disposed of three commercial aircraft, marine containers and railcars with an aggregate net book value of $0.2 million for proceeds of $2.5 million and the recognition of $1.8 million of unused engine reserves. During 2002, the Partnership disposed of marine containers, railcars, and trailers with an aggregate net book value of $0.1 million for proceeds of $0.3 million.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

3.  Equipment (continued)

All owned equipment on lease is accounted for as operating leases. Future minimum rentals under noncancelable operating leases, as of December 31, 2003, for owned equipment during each of the next five years and thereafter is approximately $2.7 million in 2004; $2.1 million in 2005; $1.5 million in 2006; $0.8 million in 2007; $0.4 million in 2008 and $0.3 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to approximately $0.5 million in 2003 and 2002.

4.  Equity Investment in Affiliated Entities

The Partnership owns equipment jointly with affiliated programs. These entities do not have any debt or other financial encumbrances.

Ownership interest is based on the Partnership’s contribution towards the cost of the equipment in the equity investments. The Partnership’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this is that certain fees such as management fees, acquisition fees, and lease and re-lease negotiation fees vary among the owners of the equity investments. The Partnership’s investment in equity investments includes acquisition and lease negotiation fees paid by the Partnership to the General Partner or its affiliates. The Partnership’s equity interest in the net income (loss) of equity investments is reflected net of management fees paid or payable and the amortization of acquisition and lease negotiation fees.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

4.  Equity Investment in Affiliated Entities (continued)

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of December 31, 2003 and 2002 (in thousands of dollars):

		Aero
	Clement	California	Lion
As of December 31, 2003	Partnership 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$--	$--	$6,130
Receivables	--	--	359
Due from affiliate	--	420	--
Finance lease receivable	--	1,353	--
Other assets	--	6	9

Total assets	$--	$1,779	$6,498

Liabilities
Accounts payable	$43	$--	$219
Due to affiliates	6	2	68
Lessee deposits and reserve for repairs	--	420	584

Total liabilities	49	422	871

Equity	(49)	1,357	5,627

Total liabilities and equity	$--	$1,779	$6,498

Partnership’s share of equity	$(30)	$339	$2,686	$2,995

		Aero
	Clement	California	Lion
As of December 31, 2002	Partnership 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$546	$--	$7,356
Receivables	745	--	716
Due from affiliate	--	420	--
Finance lease receivable	--	2,425	--
Other assets	--	137	10

Total assets	$1,291	$2,982	$8,082

Liabilities
Accounts payable	$173	$1	$548
Due to affiliates	11	2	44
Lessee deposits and reserve for repairs	--	420	97

Total liabilities	184	423	689

Equity	1,107	2,559	7,393

Total liabilities and equity	$1,291	$2,982	$8,082

Partnership’s share of equity	$529	$640	$3,525	$4,694

1     The Partnership owns a 50% interest in the Clement Partnership that owned a product tanker.

2       The Partnership owns a 25% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.

3    The Partnership owns a 48% interest in the Lion Partnership that owns a product tanker.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

4.  Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the revenues, gain on disposition of equipment, direct and indirect expenses, impairment loss and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the years ended December 31, 2003 and 2002 (in thousands of dollars):

Aero
For the year ended	Clement	California	Lion
December 31, 2003	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$868	$343	$7,817
Gain on disposition of equipment	1,745	--	--
Less: Direct expenses	560	17	5,504
Indirect expenses	177	116	1,617
Impairment loss on equipment	--	375	--

Net income (loss)	$1,876	$(165)	$696

Partnership’s share of net income (loss)	$950	$(41)	$330	$1,239

Aero
For the year ended	Clement	California	Lion
December 31, 2002	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$3,335	$496	$5,390
Less: Direct expenses	4,034	24	4,471
Indirect expenses	781	129	1,878

Net income (loss)	$(1,480)	$343	$(959)

Partnership’s share of net (loss) income	$(808)	$86	$(439)	$(1,161)

As of December 31, 2003 and 2002, all jointly-owned equipment in the Partnership’s equity investment portfolio was on lease.

During 2003, the General Partner sold a product tanker marine vessel owned by an entity in which the Partnership’s has a 50% interest. The Partnership’s interest in this entity was sold for proceeds of $1.1 million for its net investment of $0.3 million.

During 2003 an impairment of $0.4 million was recorded to two Stage III commercial aircraft on a direct finance lease in an equity investment. A reduction in the lease payments resulting from an amendment to the existing lease indicated that an impairment existed. The amount of the impairment was determined based on the present value of the future payments under the amended lease. No impairments to partially owned equipment were required in 2002.

All jointly owned equipment on lease is accounted for as operating leases, except for two jointly owned commercial aircraft on a direct finance lease. The Partnership’s proportionate share of future minimum rentals under noncancelable leases as of December 31, 2003, for jointly owned equipment during each of the next five years and thereafter is approximately $0.2 million in 2004 and $-0- thereafter. The Partnership’s proportionate share of per diem and short-term rentals consisting of utilization rate lease payments included in jointly owned lease revenues amounted to $4.1 million in 2003 and $4.2 million in 2002.

        1     The Partnership owns a 50% interest in the Clement Partnership that owned a product tanker.

2       The Partnership owns a 25% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.

3    The Partnership owns a 48% interest in the Lion Partnership that owns a product tanker.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

5.  Operating Segments

The Partnership operates in five operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Partnership’s operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2003 and 2002.

The following tables present a summary of the operating segments (in thousands of dollars):

		Marine		Marine
For the year ended	Aircraft	Vessel	Railcar	Container	Trailer
December 31, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$4,205	$--	$1,780	$198	$331	$--	$6,514
Interest income and other income	215	--	7	--	--	215	437
Gain on disposition of equipment	3,958	--	28	181	--	--	4,167

Total revenues	8,378	--	1,815	379	331	215	11,118

Expenses
Operations support	130	--	773	37	137	99	1,176
Depreciation and amortization	1,617	--	765	41	123	6	2,552
Interest expense	--	--	67	--	--	--	67
Management fees to affiliate	136	--	103	8	13	--	260
General and administrative expenses	661	--	220	--	65	651	1,597
Impairment loss on equipment	1,616	--	--	--	--	--	1,616
(Recovery of) provision for bad debts	(1,739)	--	8	--	--	--	(1,731)
Total expenses	2,421	--	1,936	86	338	756	5,537

Equity in net income (loss) of equity
investments	(41)	1,280	--	--	--	--	1,239

Net income (loss)	$5,916	$1,280	$(121)	$293	$(7)	$(541)	$6,820

Equipment purchases and
capitalized improvements	$--	$--	$1,885	$--	$--	$--	$1,885

Acquisition fees paid to affiliate	$--	$--	$130	--	$--	$--	$130

Total assets as of December 31, 2003	$4,825	$2,656	$4,131	$79	$327	$18,321	$30,339

 Includes certain assets not identifiable to a specific segment such as cash, restricted cash, lease negotiation fees and prepaid expenses . Also includes certain interest income and costs not identifiable to a particular segment, such as certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

5.  Operating Segments (continued)

		Marine		Marine
For the year ended	Aircraft	Vessel	Railcar	Container	Trailer
December 31, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$7,187	$--	$1,576	$181	$334	$--	$9,278
Interest income and other income	29	168	18	--	--	151	366
Gain on disposition of equipment	--	--	92	143	9	--	244

Total revenues	7,216	168	1,686	324	343	151	9,888

Expenses
Operations support	52	--	571	5	207	63	898
Depreciation and amortization	2,129	--	525	210	125	1	2,990
Management fees to affiliate	99	--	92	7	13	--	211
General and administrative expenses	297	--	111	--	64	773	1,245
Impairment loss on equipment	408	--	--	--	--	--	408
Provision for bad debts	2,329	--	2	--	6	--	2,337
Total expenses	5,314	--	1,301	222	415	837	8,089

Equity in net income (loss) of equity
investments	86	(1,247)	--	--	--	--	(1,161)

Net income (loss)	$1,988	$(1,079)	$385	$102	$(72)	$(686)	$638

Total assets as of December 31, 2002	$6,460	$4,222	$1,820	$123	$445	$11,478	$24,548

6.  Geographic Information

The Partnership owns equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in four geographic regions: United States, Canada, South America, and Mexico. Marine vessels and marine containers are leased to multiple lessees in different regions that operate worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

Owned Equipment

Region	2003	2002

United States	$1,282	$1,543
Canada	3,660	4,178
South America	774	2,628
Mexico	600	748
Rest of the world	198	181

Lease revenues	$6,514	$9,278

1    Includes certain assets not identifiable to a specific segment such as cash, restricted cash, lease negotiation fees and prepaid expenses . Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

6.  Geographic Information (continued)

The following table sets forth net income (loss) information by region for the owned equipment and equity investments in affiliated entities for the years ended December 31 (in thousands of dollars):

Owned Equipment	Equity Investments

Region	2003	2002	2003	2002

United States	$(464)	$29	$--	$--
Canada	285	2,051	--	--
South America	5,870	(106)	--	--
Mexico	142	240	(41)	86
Rest of the world	292	271	1,280	(1,247)

Regional income (loss)	6,125	2,485	1,239	(1,161)
Administrative and other	(544)	(686)	--	--

Net income (loss)	$5,581	$1,799	$1,239	$(1,161)

The net book value of owned equipment and equity investments in affiliated entities as of December 31 are as follows (in thousands of dollars):

Owned Equipment	Equity Investments

Region	2003	2002	2003	2002

United States	$4,304	$2,586	$--	$--
Canada	2,020	3,375	--	--
South America	--	1,266	--	--
Mexico	33	384	339	640
Rest of the world	--	42	2,656	4,054

Net book value	$6,357	$7,653	$2,995	$4,694

7.  Accounts and Notes Receivable

Accounts and notes receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment. The components of accounts and notes receivable as of December 31 were as follows (in thousands of dollars):

	2003	2002

Trade accounts receivable	$2,311	$674
Notes receivable	1,650	3,257
Allowance for doubtful accounts	(1,303)	(3,208)
	$2,658	$723

At December 31, 2003, the balance in notes receivable of $1.7 million was due from two aircraft lessees. Notes receivable of $1.6 million and $0.1 million are scheduled to be fully paid by October 2004 and December 2004, respectively, in equal monthly installments. Unpaid outstanding balances will accrue interest at a rate of 5% and 3%, respectively. Due to the uncertainty of ultimate collection of the note for $1.6 million, the General Partner will continue to fully reserve the unpaid outstanding balance less any security deposits and any payments received through March 29, 2004.

8.  Debt

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and MIPLI Holdings LLC (MILPI), all of which are related parties. In December 2003, MILPI reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility March 31, 2004. The facility provides for

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

8.  Debt (continued)

financing up to 100% of the cost of the equipment. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than March 31, 2004. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI and MILPI, the parent companies of the General Partner. The Partnership is not liable for the advances made to the other borrowers.

As of December 31, 2003, MILPI had outstanding borrowings on the warehouse facility of $9.8 million. There were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

During March 2004, the warehouse credit agreement was amended to extend the facility until December 31, 2004, with all advances due no later than February 28, 2005 and the amount available to be borrowed under the facility was reduced to $7.5 million and removed Professional Lease Management Income Fund I, LLC as an eligible borrower from the facility.

During 2003, the Partnership assumed non-recourse debt of $1.0 million that is collateralized by certain railcars and related lease payments purchased in 2003. The note bears interest at a fixed rate of 8.19% per annum and has a final maturity in 2005. The remaining balance of the note is due in monthly principal and interest payments of $22,000 and a balloon payment obligation of $0.6 million due at the expiration of the debt.

9.    Concentrations of Credit Risk

For the years ended December 31, 2003 and 2002, the Partnership’s customers that accounted for 10% or more of the total consolidated revenues for the owned equipment and jointly owned equipment were Air Canada (21% in 2002) and Varig South America ("Varig") (18%, in 2002).

The Partnership has a note receivable totaling $1.6 million from an airline lessee. As this lessee has previously defaulted on its obligations to the Partnership, the outstanding amount less the security deposit from this lessee and any payments received through March 29, 2004, has been fully reserved for as a bad debt.

As of December 31, 2003 and 2002, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

10.  Income Taxes

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

10.  Income Taxes (continued)

As of December 31, 2003, the financial statement carrying amount of assets and liabilities was approximately $29.2 million lower than the federal income tax basis of such assets and liabilities and the Partnership's income was approximately $11.2 million higher than the federal income tax basis. These differences are primarily due to the tax treatment of depreciation, equipment reserves, provisions for bad debts, lessees’ prepaid deposits, and of underwriting commissions and syndication costs.

11.  Commitments and Contingencies

TEC arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. As of December 31, 2003, TEC or an affiliated program have purchased 208 railcars, at a cost of $15.3 million, and have leased 490 railcars. During 2004, TEC or an affiliated program will purchase or lease the remaining 352 railcars included in the commitment. The commitment requires a minimum of 30% of the 352 railcars to be purchased, at a cost of $7.5 million. The remaining 70% of the 352 railcars may be leased or purchased.

The remaining cars to be purchased or leased under this commitment, with a cost of $25.0 million will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

At December 31, 2003, railcars with an original equipment cost of $12.8 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In the fourth quarter of 2003, FSI exercised its option to purchase or lease 400 additional railcars under the above agreement which will be delivered in 2004 and 2005. The total cost for the purchase of all 400 railcars is approximately $28.4 million. In accordance with the agreement, up to 70% of these railcars may be leased. The Partnership, an affiliate or unaffiliated third party may purchase or lease these railcars.

In the fourth quarter of 2003, FSI committed to purchase 50 sulfur railcars for $2.9 million. An affiliate of the FSI purchased these railcars in the first quarter of 2004. FSI anticipates these railcars will be sold to a managed program in 2004. While FSI has not determined which managed program will buy these railcars, it is possible that some of these railcars will be purchased by the Partnership.

During March 2004, the Partnership purchased 7 of these sulfur railcars for $0.4 million.

Contingencies

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

PLM EQUIPMENT GROWTH FUND V

INDEX OF EXHIBITS

Exhibit			Page

4.		Limited Partnership Agreement of Partnership.	*

4.	1	First Amendment to the Amended and Restated Limited Partnership Agreement.	*

10.	1	Management Agreement between the Partnership and
		PLM Investment Management, Inc.	*

10.	2	Warehouse Credit Agreement, dated as of April 13, 2001.	*

10.	3	First Amendment to Warehousing Credit Agreement, dated as of
		December 21, 2001.	*

10.	4	Second amendment to the Warehouse Credit Agreement, dated as of April 12, 2002.	*

10.	5	Third amendment to the Warehouse Credit Agreement, dated as of July 11, 2002.	*

10.	6	October 2002 purchase agreement between PLM Transportation
		Equipment Corp., Inc. and Trinity Tank Car, Inc.	*

10.	7	Settlement Agreement between PLM Worldwide Leasing Corp. and Varig
		S.A. dated October 11, 2002.	*

10.	8	February 2003 purchase agreement between PLM Transportation
		Equipment Corp., Inc. and Residual Based Finance Corporation.	*

10.	9	Residual Based Finance Corporation debt agreement, dated August 31, 1995.	*

10.	10	Fourth amendment to the Warehouse Credit Agreement, dated as of
		March 3, 2003.	53-64

10.	11	Fifth amendment to the Warehouse Credit Agreement, dated as of June 30, 2003.	*

10.	12	Sixth amendment to the Warehouse Credit Agreement, dated as of
		September 30, 2003.	*

10.	13	Seventh amendment to the Warehouse Credit Agreement, dated as of
		December 31, 2003.	65-71

10.	14	Eighth amendment to the Warehouse Credit Agreement, dated as of March 17, 2004.	72-79

10.	15	Amended and restated Warehouse Credit agreement, dated as of March 17, 2004.	80-171

14.		PLM Financial Services Inc. Code of Ethics.	50

99.	1	Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.	51

99.	2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes -
		Oxley Act.	52

* Incorporated by reference. See page 23-24 of this report.