Form 10QSB
period 2004-03-31
PLM EQUIPMENT GROWTH FUND V
filed 2004-05-14
CIK 857645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the fiscal quarter ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Transitional Small Business Disclosure Format: Yes No X

Aggregate market value of voting stock: N/A

--

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	March 31,	December 31,
	2004	2003

Assets

Equipment held for operating leases, at cost	$57,045	$57,142
Less accumulated depreciation	(48,214)	(50,785)

Net equipment	8,831	6,357

Cash and cash equivalents	17,680	18,049
Restricted cash	--	60
Accounts and note receivable, less allowance for doubtful
accounts of $1,070 in 2004 and $1,303 in 2003	968	2,658
Equity investments in affiliated entities	2,890	2,995
Deferred charges to affiliate, net of accumulated
amortization of $53 in 2004 and $47 in 2003	67	40
Prepaid expenses and other assets	268	180

Total assets	$30,704	$30,339

Liabilities:

Accounts payable and accrued expenses	$569	$368
Due to affiliates	227	178
Non-recourse debt	838	886
Reserve for repairs	500	500
Lessee deposits	437	423
Total liabilities	2,571	2,355

Commitments and contingencies

Partners' capital:

Limited partners (8,478,448 limited partnership units outstanding)	28,133	27,984
General Partner	--	--

Total partners' capital	28,133	27,984

Total liabilities and partners’ capital	$30,704	$30,339

See accompanying notes to unaudited condensed financial statements.
--

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months Ended March 31,
	2004	2003

Revenues

Lease revenue	$928	$1,708
Interest and other income	58	59
Gain on disposition of equipment	287	9
Total revenues	1,273	1,776

Expenses

Depreciation and amortization	556	670
Repairs and maintenance	193	153
Insurance expenses	66	91
Management fees to affiliate	58	63
Interest expense	19	3
General and administrative expenses to affiliates	101	33
Other general and administrative expenses	427	236
Impairment loss on equipment	--	1,213
Recovery of bad debts	(231)	(160)

Total expenses	1,189	2,302

Equity in net income of equity investments	65	1,440

Net income	$149	$914

Partners' share of net income

Limited partners	$149	$914
General Partner	--	--

Total	$149	$914

Limited partners’ net income per weighted-average
limited partnership unit	$0.02	$0.11

See accompanying notes to unaudited condensed financial statements.
--

PLM EQUIPMENT GROWTH FUND V
( A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2003 to March 31, 2004
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners' capital as of December 31, 2003	$27,984	$--	$27,984

Net income	149	--	149

Partners' capital as of March 31, 2004	$28,133	$--	$28,133

See accompanying notes to unaudited condensed financial statements.
--

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
	For the Three Months Ended March 31,
	2004	2003

Operating activities

Net income	$149	$914
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	556	670
Amortization of debt issuance costs	1	--
Recovery of bad debts	(231)	(160)
Impairment loss on equipment	--	1,213
Net gain on disposition of equipment	(287)	(9)
Equity in net income of equity investments	(65)	(1,440)
Distributions from equity investments	170	382
Changes in operating assets and liabilities:
Accounts and notes receivable	1,921	451
Prepaid expenses and other assets	(88)	(3)
Accounts payable and accrued expenses	201	(91)
Due to affiliates	49	(27)
Lessee deposits	14	41

Net cash provided by operating activities	2,390	1,941

Investing activities
Proceeds from disposition of equipment	668	36
Distribution from liquidation of equity investment	--	1,147
Payments for purchase of equipment and capitalized repairs	(3,260)	(181)
Payments of acquisition fees to affiliate	(147)	(54)
Payments of lease negotiation fees to affiliate	(32)	(12)

Net cash (used in) provided by investing activities	(2,771)	936

Financing activities
Payments of non-recourse debt	(48)	--
Decrease in restricted cash	60	--
Payments of debt placement fees to affiliate	--	(12)

Net cash provided by (used in) financing activities	12	(12)

Net (decrease) increase in cash and cash equivalents	(369)	2,865
Cash and cash equivalents at beginning of period	18,049	11,114

Cash and cash equivalents at end of period	$17,680	$13,979

See accompanying notes to unaudited condensed financial statements.
--

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report to the limited partners may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2003 Annual Report (Form 10-KSB) of PLM Equipment Growth Fund V (the Partnership) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2003 Annual Report in Form 10-KSB.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at March 31, 2004 and December 31, 2003, condensed statements of income for the three months ended March 31, 2004 and 2003, condensed statements of changes in partners’ capital for the period from December 31, 2003 to March 31, 2004, and the condensed statements of cash flows for the three months ended March 31, 2004 and 2003 have been made and are reflected.

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

3.   Reclassification

Certain amounts previously reported have been reclassified to conform to the 2004 presentation. This reclassification did not have any effect on total assets, total liabilities, partners’ capital, or net income.

4.   Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2004 and December 31, 2003, included $0.1 million due to FSI or its affiliates for management fees and $0.1 million due to affiliated equity investments.

During the three months ended March 31, 2004 and 2003 the Partnership’s proportional share of affiliated fees paid or accrued by its equity investments to FSI or its affiliates was as follows: management fees, $26,000 and $0.1 million, respectively; and administrative and data processing services, $7,000 and $6,000, respectively.

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of equity investments.

--

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4.   Transactions with General Partner and Affiliates (continued)

During the three months ended March 31, 2004, the Partnership purchased $3.3 million in railcars from FSI or its affiliates and paid $0.1 million for acquisition fees and $32,000 for lease negotiation fees. The Partnership's cost for these railcars was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. During the three months ended March 31, 2003, the Partnership purchased railcars from an unaffiliated third party and paid FSI or its affiliates, $0.1 million for acquisition fees, $12,000 for lease negotiation fees and $12,000 for debt placement fees related to debt assumed in the purchase of the railcars.

5.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
	2004	2003

Aircraft	$37,376	$38,459
Rail equipment	15,361	13,822
Trailers	2,184	2,184
Marine containers	2,124	2,677
	57,045	57,142
Less accumulated depreciation	(48,214)	(50,785)

Net equipment	$8,831	$6,357

Equipment held for operating leases is stated at cost less depreciation and any reductions due to impairment of the asset value.

As of March 31, 2004, all owned equipment in the Partnership’s portfolio was on lease except for two aircraft and 23 railcars with an aggregate net book value of $1.0 million. As of December 31, 2003, all owned equipment was on lease except for two aircraft and 91 railcars with an aggregate net book value of $1.6 million.

During the three months ended March 31, 2004, the Partnership purchased a fleet of railcars for $3.4 million including acquisition fees of $0.1 million. During the three months ended March 31, 2003, the Partnership purchased a fleet of railcars for $1.3 million including acquisition fees of $0.1 million. The Partnership paid $0.2 million in cash for these railcars and assumed non-recourse debt of $1.0 million.

During the three months ended March 31, 2004, the Partnership disposed of parts of a commercial aircraft, marine containers and railcars with an aggregate net book value of $0.4 million for proceeds of $0.7 million. During the three months ended March 31, 2003, the Partnership disposed of marine containers with an aggregate net book value of $1,000 for proceeds of $10,000.

In 2003, the Partnership recorded a write-down of certain owned aircraft representing impairment to the carrying value. During the first quarter of 2003, the Partnership recorded an impairment of $1.2 million to owned aircraft. The bankruptcy of the lessee of these aircraft and the likelihood that the aircraft would be returned to the Partnership in a condition not in accordance with the lease agreement, indicated to the General Partner that an impairment to this aircraft may exist. The General Partner determined the fair value of the aircraft based on estimated sales proceeds to an independent third party less holding costs excluding interest. No reductions were required to the carrying value of the owned equipment during the three months ended March 31, 2004.

--

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Equity Investment in Affiliated Entities

The Partnership owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances.

Ownership interest is based on the Partnership’s contribution towards the cost of the equipment in the equity investments. The Partnership’s proportional share of equity and income or loss in each entity is not necessarily the same as its ownership interest. The primary reason for this is that certain fees such as management fees, acquisition fees, and lease and re-lease negotiation fees vary among the owners of the equity investments. The Partnership’s investment in equity investments includes acquisition and lease negotiation fees paid by the Partnership to the General Partner or its affiliates. The Partnership’s equity interest in the net income or loss of equity investments is reflected net of management fees paid or payable and the amortization of acquisition and lease negotiation fees.

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of March 31, 2004 and December 31, 2003 (in thousands of dollars):

		Aero
	Clement	California	Lion
As of March 31, 2004	Partnership1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$--	$--	$5,852
Receivables	--	--	458
Due from affiliate	--	420	--
Finance lease receivable	--	1,283	--
Other assets	--	2	6

Total assets	$--	$1,705	$6,316

Liabilities
Accounts payable	$40	$--	$167
Due to affiliates	4	2	44
Lessee deposits and reserve for repairs	--	420	642

Total liabilities	44	422	853

Equity	(44)	1,283	5,463

Total liabilities and equity	$--	$1,705	$6,316

Partnership’s share of equity	$(29)	$321	$2,598	$2,890

		Aero
	Clement	California	Lion
As of December 31, 2003	Partnership 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$--	$--	$6,130
Receivables	--	--	359
Due from affiliate	--	420	--
Finance lease receivable	--	1,353	--
Other assets	--	6	9

Total assets	$--	$1,779	$6,498

Liabilities
Accounts payable	$43	$--	$219
Due to affiliates	6	2	68
Lessee deposits and reserve for repairs	--	420	584

Total liabilities	49	422	871

Equity	(49)	1,357	5,627

Total liabilities and equity	$--	$1,779	$6,498

Partnership’s share of equity	$(30)	$339	$2,686	$2,995

1    The Partnership owns a 50% interest in the Clement Partnership that owned a product tanker which was sold during 2003.
2    The Partnership owns a 25% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3    The Partnership owns a 48% interest in the Lion Partnership that owns a product tanker.
--

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Equity Investment in Affiliated Entities (continued)

The tables below set forth 100% of the revenues, gain on disposition of equipment, direct and indirect expenses and net income of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income in each entity for the three months ended March 31, 2004 and 2003 (in thousands of dollars):

Aero
For the three months ended	Clement	California	Lion
March 31, 2004	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$--	$49	$1,372
Less: Direct expenses	3	9	911
Indirect expenses	(28)	26	359

Net income	$25	$14	$102

Partnership’s share of net income	$13	$4	$48	$65

Aero
For the three months ended	Clement	California	Lion
March 31, 2003	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$1,070	$103	$1,861
Gain on disposition of equipment	1,747	--	--
Less: Direct expenses	489	5	850
Indirect expenses	78	30	418

Net income	$2,250	$68	$593

Partnership’s share of net income	$1,136	$17	$287	$1,440

As of March 31, 2004, all jointly-owned equipment in the Partnership’s equity investment portfolio was on lease except for a marine vessel that was undergoing dry-docking. As of December 31, 2003, all jointly-owned equipment in the Partnership’s equity investment portfolio was on lease.

During the first three months of 2003, the General Partner sold a product tanker marine vessel owned by an entity in which the Partnership has a 50% interest. The Partnership’s interest in this entity was sold for proceeds of $1.1 million for its net investment of $0.3 million.

1    The Partnership owns a 50% interest in the Clement Partnership that owned a product tanker which was sold during 2003.
2    The Partnership owns a 25% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3    The Partnership owns a 48% interest in the Lion Partnership that owns a product tanker.
--

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Operating Segments

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

		Marine		Marine
For the three months ended	Aircraft	Vessel	Railcar	Container	Trailer
March 31, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$332	$--	$472	$27	$97	$--	$928
Interest income and other income	18	--	--	--	--	40	58
Gain on disposition of equipment	--	--	211	76	--	--	287

Total revenues	350	--	683	103	97	40	1,273

Expenses
Operations support	50	--	124	1	54	30	259
Depreciation and amortization	284	--	239	--	31	2	556
Management fees to affiliate	15	--	38	1	4	--	58
Interest expense	--	--	19	--	--	--	19
General and administrative expenses	269	--	40	--	12	207	528
Recovery of bad debts	(229)	--	(2)	--	--	--	(231)
Total expenses	389	--	458	2	101	239	1,189

Equity in net income of equity
investments	4	61	--	--	--	--	65

Net income (loss)	$(35)	$61	$225	$101	$(4)	$(199)	$149

Equipment purchases and
capitalized improvements	$--	$--	$3,260	$--	$--	$--	$3,260

Acquisition fees paid to affiliate	$--	$--	$147	--	$--	$--	$147

Total assets as of March 31, 2004	$2,664	$2,569	$7,104	$64	$294	$18,009	$30,704

		Marine		Marine
For the three months ended	Aircraft	Vessel	Railcar	Container	Trailer
March 31, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other 2	Total

Revenues
Lease revenue	$1,171	$--	$405	$47	$85	$--	$1,708
Interest income and other income	27	--	--	--	--	32	59
Gain on disposition of equipment	--	--	--	9	--	--	9

Total revenues	1,198	--	405	56	85	32	1,776

Expenses
Operations support	29	--	136	11	50	18	244
Depreciation and amortization	463	--	158	17	31	1	670
Management fees to affiliate	35	--	23	2	3	--	63
Interest expense	--	--	3	--	--	--	3
General and administrative expenses	49	--	23	--	14	183	269
Impairment loss on equipment	1,213	--	--	--	--	--	1,213
(Recovery of) provision for bad debts	(161)	--	1	--	--	--	(160)
Total expenses	1,628	--	344	30	98	202	2,302

Equity in net income of equity
investments	17	1,423	--	--	--	--	1,440

Net income (loss)	$(413)	$1,423	$61	$26	$(13)	$(170)	$914

Equipment purchases and
capitalized improvements	$--	$--	$181	$--	$--	$--	$181

Acquisition fees paid to affiliate	$--	$--	$54	--	$--	$--	$54

1   Includes certain assets not identifiable to a specific segment such as cash, certain deferred charges, and prepaid expenses. Also includes certain interest income and costs not identifiable to a particular segment, such as certain amortization, general and administrative and operations support expenses.
2   Includes interest income and costs not identifiable to a particular segment, such as certain amortization, general and administrative and operations support expenses.

--

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.   Net Income Per Weighted-Average Limited Partnership Unit

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three months ended March 31, 2004 and 2003 was 8,478,448.

9.   Accounts and Notes Receivable

Accounts and notes receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment. The components of accounts and notes receivable were as follows (in thousands of dollars):

	March 31,	December 31,
	2004	2003

Trade accounts receivable	$873	$2,311
Notes receivable	1,165	1,650
Allowance for doubtful accounts	(1,070)	(1,303)

	$968	$2,658

At March 31, 2004 and December 31, 2003, the balance in notes receivable of $1.2 and $1.7 million, respectively, was due from two aircraft lessees. As of March 31, 2004, notes receivable of $1.1 million and $48,000 are scheduled to be fully paid by October 2004 and December 2004, respectively. Unpaid outstanding balances accrue interest at a rate of 5% and 3%, respectively. Due to the uncertainty of ultimate collection of the note for $1.1 million, the General Partner will continue to fully reserve the unpaid outstanding balance less any security deposits and any payments received through May 14, 2004.

10.   Debt

The Partnership made the regularly scheduled principal payments totaling $48,000 to the lender of the non-recourse debt during the three months ended March 31, 2004.

The Partnership is a participant in a $7.5 million warehouse facility. The warehouse facility, is scheduled to expire on December 31, 2004 with all advances due no later than December 31, 2004. As of March 31, 2004, the Partnership had no borrowings outstanding under this facility.

11.   Commitments and Contingencies

PLM Transportation Equipment Corp. (TEC) an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. As of March 31, 2004, TEC or an affiliated program have purchased 208 railcars, at a cost of $15.3 million, and have leased 487 railcars. During 2004, TEC or an affiliated program will purchase or lease the remaining 352 railcars included in the commitment. The commitment requires a minimum of 30% of the 352 railcars to be purchased at a cost of $7.5 million. The remaining 70% of the 352 railcars may be leased or purchased. The total purchase price for the 352 railcars is $25.0 million.

The remaining railcars to be purchased or leased under this commitment, with a cost of $25.0 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.
--

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11.   Commitments and Contingencies (continued)

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

In the first quarter of 2004, an affiliate of FSI purchased 43 sulfur railcars for $2.5 million. FSI anticipates these railcars will be sold to a managed program or an unaffiliated third party in 2004.

At March 31, 2004, railcars with an original equipment cost of $2.5 million were owned by FSI . While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

12.   Recent Accounting Pronouncements

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

--

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V’s (the Partnership’s) Operating Results for the Three Months Ended March 31, 2004 and 2003

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 2004, compared to the same period of 2003. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, impairment loss on equipment, general and administrative expenses, and recovery of bad debts relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2004	2003

Railcars	$348	$269
Aircraft	282	1,142
Trailers	43	36
Marine containers	26	35

Railcars: Railcar lease revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the three months ended March 31, 2004, compared to $0.4 million and $0.1 million, respectively, during the same period of 2003. During the three months ended March 31, 2004, lease revenues increased $0.1 million due to the purchase and lease of railcars during the 2004 and 2003.

Aircraft:   Aircraft lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the three months ended March 31, 2004, compared to $1.2 million and $29,000, respectively, during the same period of 2003. A decrease in aircraft lease revenues of $0.7 million was due to the sale of owned aircraft during 2003 that were on-lease during the first quarter of 2003 and a reduction of $0.1 million was due to the reduction in the lease rate of an aircraft during the third quarter 2003. The increase in direct expenses was due to an increase in repairs and maintenance of $24,000 during the three months ended March 31, 2004 compared to the same period of 2003.

Marine containers:   Marine container lease revenues and direct expenses were $27,000 and $1,000, respectively, for the three months ended March 31, 2004, compared to $47,000 and $11,000, respectively, during the same period of 2003, respectively. The decrease in marine container contribution of $9,000 was due to the sale of marine containers during 2004 and 2003.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.0 million for the three months ended March 31, 2004 decreased from $2.1 million for the same period in 2003. Significant variances are explained as follows:

(i)   A $1.2 million decrease in the impairment loss on equipment resulted from the Partnership reducing the carrying value of an owned aircraft to its estimated fair value during the three months ended March 31, 2003. No impairment of owned equipment was required during the same period 2004;

(ii)   Depreciation and amortization expenses decreased $0.1 million compared to the same period 2003. A decrease of $0.2 million was caused by equipment sales during 2003 which was partially offset by an increase of $0.1 million caused by the purchase of railcars during 2004 and 2003;

(iii)   Recovery of bad debts increased $0.1 million in the first three months of 2004 compared to the same period of 2003. During 2004 and 2003, recovery of bad debts of $0.3 million and $0.2 million, respectively, was due to the collection of bad debts primarily from one former aircraft lessee that had been previously written off; and

(iv)   General and administrative expenses increased $0.3 million during the first quarter of 2004 compared to the same period 2003. An increase of $0.2 million resulted from higher costs being charged to the Partnership for certain professional services associated with the equipment acquisitions and an increase of $0.1 million was due to administrative cost associated with the return of aircraft and collection of bad debts from lessees.

(C)   Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the three months ended March 31, 2004 totaled $0.3 million, and resulted from the sale of parts of a commercial aircraft, marine containers and railcars with a net book value of $0.4 million for proceeds of $0.7 million. The gain on the disposition of equipment for the first quarter of 2003 totaled $9,000, and resulted from the sale of marine containers with a net book value of $1,000 for proceeds of $10,000.

(D)   Equity in Net Income of Equity Investments

Equity in net income of equity investments represents the Partnership's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income by equipment type (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2004	2003

Marine vessel	$61	$1,423
Aircraft	4	17
Equity in net income of equity investments	$65	$1,440

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, gain on equipment dispositions, depreciation expense, direct expenses, and administrative expenses of the equity investments:

Marine vessel:   As of March 31, 2004 and 2003, the Partnership had an interest in an entity owning a marine vessel. During the first quarter of 2004, lease revenues of $0.7 million were partially offset by depreciation expense, direct expenses and administrative expenses of $0.6 million. During the first quarter of 2003, lease revenues of $1.4 million and the gain of $0.9 million from the sale of an entity that owned a marine vessel in which the Partnership had an interest were offset by depreciation expense, direct expenses and administrative expenses of $0.9 million.

Marine vessels lease revenues decreased $0.8 million during the three months ended March 31, 2003. A decrease of $0.5 million was due to the sale of one marine vessel of which the Partnership had an interest and decreased $0.2 million due to the remaining marine vessel being off-lease approximately 20 days more than the same period of 2003. In addition, this marine vessel was heading into dry dock and off-lease during the last week of March.

Marine vessel depreciation expense, direct expenses, and administrative expenses decreased $0.3 million during the three months ended March 31, 2004 due to the sale of a marine vessel during 2003.

Aircraft: As of March 31, 2004 and 2003, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease. During the three months ended March 31, 2004, contribution from this trust decreased $13,000 due to a lower outstanding principal balance on the finance lease in 2004 compared to 2003.
--

(E)    Net Income

As a result of the foregoing, the Partnership’s net income for the three months ended March 31, 2004 was $0.1 million, compared to net income of $0.9 million during the same period in 2003. The Partnership’s ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the three months ended March 31, 2004 is not necessarily indicative of future periods.

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

(III)   FINANCIAL CONDITION – CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 2004, the Partnership generated cash from operations of $2.4 million to meet its operating obligations, purchase additional equipment, pay debt and interest, and maintain working capital reserves.

During the three months ended March 31, 2004, the Partnership purchased a fleet of railcars for $3.3 million and paid FSI or its affiliates $0.1 million for acquisition fees and $32,000 for lease negotiation fees. The Partnership also disposed of owned equipment received aggregate proceeds of $0.7 million.

Restricted cash decreased $0.1 million resulting from the withdrawal of the lender from the Partnership's debt facility that required these deposits. No such deposits were required from the new lender.

Accounts and note receivable decreased $1.7 million in the three months ended March 31, 2004 due to the timing of cash receipts of $1.2 million and the collection of $0.5 million from the notes receivable.

Equity investments in affiliated entities decreased $0.1 million during the three months ended March 31, 2004 due to operating cash distributions of $0.2 million from the equity investments partially offset by income of $0.1 million that was recorded by the Partnership for its interests in the equity investments.

Prepaid expenses increased $0.1 million during the first quarter of 2004 due to the payment of insurance expenses during the first quarter of 2004 that will be amortized over the term of the policy.

Accounts payable increased $0.2 million during the three months ended March 31, 2004 due to the timing of payments to vendors.

Due to affiliates increased $49,000 due to timing of cash payments to affiliates.

During the three months ended March 31, 2004, the Partnership made the regularly scheduled principal payments of $48,000 to the lender of the non-recourse debt.

The Partnership is a participant in a $7.5 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and MILPI Holdings LLC (MILPI), all of which are related parties. The facility provides for financing up to 100% of the cost of the equipment and expires on December 31, 2004. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than December 31, 2004. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLM International, Inc. and MILPI, the parent companies of the General Partner. The Partnership is not liable for the advances made to the other borrowers.

As of May 14, 2004, there were no outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

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

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. As of March 31, 2004, TEC or an affiliated program have purchased 208 railcars, at a cost of $15.3 million, and have leased 487 railcars. During 2004, TEC or an affiliated program will purchase or lease the remaining 352 railcars included in the commitment. The commitment requires a minimum of 30% of the 352 railcars to be purchased at a cost of $7.5 million. The remaining 70% of the 352 railcars may be leased or purchased. As included in the commitment table below, the total purchase price for the 352 railcars is $25.0 million.

The remaining railcars to be purchased or leased under this commitment, with a cost of $25.0 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

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

In the first quarter of 2004, an affiliate of FSI purchased 43 sulfur railcars for $2.5 million. FSI anticipates these railcars will be sold to a managed program or an unaffiliated third party in 2004.

At March 31, 2004, railcars with an original equipment cost of $2.5 million were owned by FSI. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitment and contingencies as of March 31, 2004 are as follows (in thousands of dollars):

		Less than	1-3
Partnership Obligations:	Total	1 Year	Years

Non-recourse debt	$838	$198	$640

Affiliate Obligations:

Commitment to purchase railcars	$66,237	$45,985	$20,252
Commitment to purchase
sulfur railcars	2,531	2,531	--
	$68,768	[1] $48,516	$20,252

1  While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

--

(IV)   RECENT ACCOUNTING PRONOUNCEMENTS

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

(V)   OUTLOOK FOR THE FUTURE

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

Several factors may affect the Partnership’s operating performance during the remainder of 2004 and beyond, including changes in the markets for the Partnership’s equipment and changes in the regulatory environment in which that equipment operates.

Recently, worldwide steel prices have increased due to the demand in China for steel. While the General Partner is unable to determine if the price of steel will remain at these levels, if they do remain at the current level, or were to increase further, the General Partner would expect to see increases in the price of new or used transportation equipment such as railcars, marine containers and marine vessels that contain this product. In addition, the increase in the price of new steel effectively increases the price paid for scrap steel. Currently, the price of certain new equipment has increased as much as 30% over the past few months. Accordingly, if these prices become sustained for a long period of time, the General Partner would expect the lease rates for this type of equipment to increase as a result of this.

The Partnership’s operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Partnership’s contribution during the remainder of 2004 and beyond include:

(1)   The Partnership’s marine containers are in excess of 14 years of age and are no longer suitable for use in international commerce either due to its specific physical condition or lessees’ preference for newer equipment. Demand for these marine containers will continue to be weak due to their age. In addition, some of the Partnership’s refrigerated marine containers have become delaminated. This condition lowers the demand for these marine containers and has led to declining lease rates and lower utilization on containers with this problem;

(2)   Economic recovery in the railcar segment seems to be back on track after an uncertain second half of 2003. Orders for new railcars, a key leading indicator, jumped to 18,000 in the first quarter of 2004 from approximately 12,000 in the fourth quarter of 2003. Overall railcar loadings are now forecast to grow approximately 5% in 2004 which is an extremely strong outlook. Chemical and petroleum railcar loadings, the most important drivers for the majority of the Partnership’s fleet, increased 2% and 3% in the first quarter, as reported by the American Association of Railroads. Industry fleet utilization numbers are not specifically available, but are generally considered to have increased in all railcar types. The speed of recovery in lease rates continues to be dependent on the number of idle railcars in fleets owned by various shippers and leasing competitors who have been very aggressive in quoted rates compared to historical norms. Another key will be the ability of the railroads to operate efficiently at the higher volumes and avoid congestion. At this point, congestion has been localized and has not had a significant effect;

(3)   The Partnership has an investment in a double-hull product tanker constructed in 1985 that operates in international markets carrying a variety of clean commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

In the first quarter of 2004, freight rates for the Partnership’s marine vessel continued to remain strong due to an increase on the demand side for sea transportation resulting from improving economies worldwide. The demand is expected to continue until new tonnage starts coming on line mid year. The cold weather and demand for refined home heating oil on United States east coast coupled with strong demand for imported gasoline has given an added boost to charter rates in early 2004.

The General Partner is seeing an increase in the market price for product tankers. As market prices for the Partnership partially owned product tanker have increased, the General Partner is currently in the process of determining whether this is an advantageous time to sell this marine vessel;

(4)   Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The General Partner believes that there is a significant oversupply of commercial aircraft available that has caused a decrease in aircraft fair market values. The General Partner believes aircraft prices have decreased to a level which may make them attractive investment opportunities. Accordingly, the Partnership may purchase aircraft in 2004.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft and stopped making lease payments. During October 2002, the General Partner reached an agreement with the lessee of these aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at March 31, 2004 was $1.1 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee and any payments received through May 14, 2004. As of May 14, 2004, the lessee was current with all the installment payments due to the Partnership except for the installment payment due during May 2004.

Additionally, the same lessee is continuing to lease one remaining aircraft on a month to month lease agreement. As of May 14, 2004, the lessee is 11 months in arrears with its lease payments to the Partnership totaling $0.6 million on this aircraft and the two sold aircraft. The General Partner is currently reviewing its options including the possibility of sending the lessee a notification of default. Due to the age of the remaining aircraft and the economic condition of the airline industry, should the General Partner repossess this aircraft, it will be difficult to remarket and may be off-lease for a considerable period of time. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance.

During March 2003, the General Partner received notification from another lessee that leased two Boeing 737-200 commercial aircraft and a DHC-8-300, that it was declaring bankruptcy. In the second quarter of 2003, the lease for the DHC-8-300 was extended to January 2005 at a reduced rate. The lease on one Boeing 737-200 expired during May 2003 and the aircraft was returned to the Partnership and subsequently sold. During January 2004, the other Boeing 737-200 was returned to the Partnership. Given the economic condition of the airline industry, this aircraft may remain in storage and off-lease for the foreseeable future. In March 2004, the General Partner reached an agreement with this lessee to pay $1.7 million in past due rent related to the two Boeing 737’s. This amount was included in accounts receivables at December 31, 2003 and was paid in March 2004;

The Partnership owns two DHC-8-102 commuter aircraft. One aircraft is on consignment to a vendor who will part-out the aircraft. The Partnership has received a letter of intent to purchase the other DHC-8-102 and has received a $0.1 million refundable deposit during April 2004 towards the purchase. There can be no assurance that this transaction will close. Accordingly, this aircraft may remain in storage and off-lease for a significant period of time.

(5)   Starting on July 1, 2004, the reduced rate for management fees will expire and the rate will return to the pre-settlement rate; and

(6)   The Partnership is expected to continue to have increased general and administrative costs due to costs associated with the acquisition of additional equipment.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal and interest on debt, and purchase additional equipment.

The General Partner believes prices on certain transportation equipment, primarily railcar equipment and selected aircraft equipment, have reached attractive levels and is currently in the market to make investments in 2004. The General Partner believes that transportation equipment purchased in today's economic environment may appreciate. Accordingly, the General Partner believes that most of the cash currently held by the Partnership will be used to purchase additional equipment.

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

--

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1    Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

31.2    Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

32.1    Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

32.2    Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

(b)    Reports on Form 8-K

None.

(This space intentionally left blank)
--

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM EQUIPMENT GROWTH FUND V

By:   PLM Financial Services, Inc.
           General Partner

Date:   May 14, 2004      By:   /s/ Richard K Brock
Richard K Brock
Chief Financial Officer