Form 10QSB
period 2004-06-30
PLM EQUIPMENT GROWTH FUND V
filed 2004-08-16
CIK 857645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the quarterly period ended June 30, 2004

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from   to

Commission file number 01-19203
_______________________

PLM EQUIPMENT GROWTH FUND V
(Exact name of registrant as specified in its charter)

California	94-3104548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Nyala Farms Road
Westport, CT	06880
(Address of principal	(Zip code)
executive offices)

Former Address: 235 3rd Street South, Suite 200, St. Petersburg, FL. 33701

Registrant's telephone number, including area code: (203) 341-0555
_______________________

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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	June 30,	December 31,
	2004	2003

Assets

Equipment held for operating leases, at cost	$61,168	$57,142
Less accumulated depreciation	(44,078)	(50,785)

Net equipment	17,090	6,357

Cash and cash equivalents	8,734	18,049
Restricted cash	--	60
Accounts and note receivable, less allowance for doubtful
accounts of $588 in 2004 and $1,303 in 2003	949	2,658
Equity investments in affiliated entities	3,358	2,995
Deferred charges to affiliate, net of accumulated
amortization of $39 in 2004 and $47 in 2003	296	40
Prepaid expenses and other assets	259	180

Total assets	$30,686	$30,339

Liabilities and partners’ capital

Liabilities:

Accounts payable and accrued expenses	$308	$368
Due to affiliates	160	178
Non-recourse debt	790	886
Reserve for repairs	500	500
Lessee deposits	422	423
Total liabilities	2,180	2,355

Commitments and contingencies

Partners' capital:

Limited partners (8,478,448 limited partnership units outstanding)	28,506	27,984
General Partner	--	--

Total partners' capital	28,506	27,984

Total liabilities and partners’ capital	$30,686	$30,339

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Revenues

Lease revenue	$943	$1,668	$1,871	$3,376
Interest and other income	26	67	84	126
Gain on disposition of equipment	451	1,748	738	1,757
Loss on disposition of equipment	--	(3)	--	(3)
Total revenues	1,420	3,480	2,693	5,256

Expenses

Depreciation and amortization	744	638	1,300	1,308
Repairs and maintenance	206	257	399	410
Insurance expense	63	84	129	175
Management fees to affiliate	64	50	122	113
Interest expense	26	22	45	25
General and administrative expenses
to affiliates	94	17	195	50
Other general and administrative expenses	329	301	756	537
Impairment loss on equipment	--	--	--	1,213
(Recovery of) provision for bad debts	(482)	20	(713)	(140)
Total expenses	1,044	1,389	2,233	3,691

Equity in net (loss) income of
equity investments	(3)	(35)	62	1,405

Net income	$373	$2,056	$522	$2,970

Partners' share of net income:

Limited partners	$373	$2,056	$522	$2,970
General Partner	--	--	--	--

Total	$373	$2,056	$522	$2,970

Limited partners’ net income per
weighted-average limited partnership unit	$0.04	$0.24	$0.06	$0.35

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
( A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2003 to June 30, 2004
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners' capital as of December 31, 2003	$27,984	$ --	$27,984

Net income	522	--	522

Partners' capital as of June 30, 2004	$28,506	$ --	$28,506

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
	For the Six Months Ended June 30,
	2004	2003

Operating activities

Net income	$522	$2,970
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,300	1,308
Amortization of debt issuance costs	3	2
Recovery of bad debts	(713)	(140)
Impairment loss on equipment	--	1,213
Net gain on disposition of equipment	(738)	(1,754)
Equity in net income of equity investments	(62)	(1,405)
Operating (contribution to) distributions from equity investments	(301)	851
Changes in operating assets and liabilities:
Accounts and notes receivable	2,422	267
Prepaid expenses and other assets	(79)	61
Accounts payable and accrued expenses	(60)	(148)
Due to affiliates	(18)	(10)
Lessee deposits	(1)	(216)

Net cash provided by operating activities	2,275	2,999

Investing activities

Payments for purchase of equipment and capitalized repairs	(12,311)	(227)
Payments of acquisition fees to affiliate	(554)	(54)
Payments of lease negotiation fees to affiliate	(123)	(12)
Distribution from liquidation of equity investment	--	1,147
Proceeds from disposition of equipment	1,582	1,785
Net cash (used in) provided by investing activities	(11,406)	2,639

Financing activities

Payments of non-recourse debt	(96)	--
Decrease in restricted cash	60	--
Payments of debt placement fees to affiliate	--	(12)
Payments of debt placement fees	(148)	--

Net cash used in financing activities	(184)	(12)

Net (decrease) increase in cash and cash equivalents	(9,315)	5,626
Cash and cash equivalents at beginning of period	18,049	11,114

Cash and cash equivalents at end of period	$8,734	$16,740

Supplemental information

Interest paid	$42	23

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

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at June 30, 2004, condensed statements of income for the three and six months ended June 30, 2004 and 2003, condensed statements of changes in partners’ capital for the period from December 31, 2003 to June 30, 2004, and the condensed statements of cash flows for the six months ended June 30, 2004 and 2003 have been made and are reflected.

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

3.   Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2004 presentation. These reclassifications did not have any effect on total assets, total liabilities, partners’ capital, or net income.

4.   Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 2004 and December 31, 2003, included $0.1 million due to FSI or its affiliates for management fees and $0.1 million due to affiliated equity investments.

The Partnership’s proportional share of the affiliated expenses incurred by affiliated equity investments during 2004 and 2003 is listed in the following table (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Management fees	$25	$35	$51	$90
Data processing and administrative
expenses	3	3	10	9

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of equity investments.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4.   Transactions with General Partner and Affiliates (continued)

During the six months ended June 30, 2004, the Partnership purchased $9.6 million in railcars from FSI or its affiliates and $2.7 million in railcars from an unaffiliated third party and paid $0.6 million for acquisition fees and $0.1 million for lease negotiation fees. The Partnership's cost for the railcars purchased from FSI or its affiliates was the lower of FSI or its affiliates cost or the fair market value at the time of purchase. During the six months ended June 30, 2003, the Partnership purchased railcars from an unaffiliated third party and paid FSI or its affiliates, $0.1 million for acquisition fees, $12,000 for lease negotiation fees and $12,000 for debt placement fees related to debt assumed in the purchase of the railcars.

5.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	June 30,	December 31,
	2004	2003

Aircraft	$32,689	$38,459
Rail equipment	24,645	13,822
Trailers	2,184	2,184
Marine containers	1,650	2,677
	61,168	57,142
Less accumulated depreciation	(44,078)	(50,785)

Net equipment	$17,090	$6,357

Equipment held for operating leases is stated at cost less depreciation and any reductions to the carrying value.

As of June 30, 2004, all owned equipment in the Partnership’s portfolio was on lease except for two aircraft and 47 railcars with an aggregate net book value of $2.4 million. As of December 31, 2003, all owned equipment was on lease except for two aircraft and 91 railcars with an aggregate net book value of $1.6 million.

During the six months ended June 30, 2004, the Partnership purchased a fleet of railcars for $12.9 million including acquisition fees of $0.6 million. During the six months ended June 30, 2003, the Partnership purchased a fleet of railcars for $1.3 million including acquisition fees of $0.1 million. The Partnership paid $0.2 million in cash for these railcars and assumed non-recourse debt of $1.0 million.

During the six months ended June 30, 2004, the Partnership disposed of parts from a commercial aircraft, marine containers and railcars with an aggregate net book value of $0.8 million for proceeds of $1.6 million. During the six months ended June 30, 2003, the Partnership disposed of a commercial aircraft, marine containers and railcars with an aggregate net book value of $8,000 for proceeds of $1.8 million.

During 2003, the Partnership recorded an impairment of $1.2 million to owned aircraft. The bankruptcy of the lessee of these aircraft and the likelihood that the aircraft would be returned to the Partnership in a condition not in accordance with the lease agreement, indicated to the General Partner that an impairment to this aircraft may exist. The General Partner determined the fair value of the aircraft based on estimated sales proceeds to an independent third party less holding costs excluding interest. No reductions were required to the carrying value of the owned equipment during the six months ended June 30, 2004.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Equity Investment in Affiliated Entities

The Partnership owns equipment and other assets jointly with affiliated programs.

Ownership interest is based on the Partnership’s contribution towards the cost of the assets in the equity investments. The Partnership’s proportional share of equity and income or loss in each entity is not necessarily the same as its ownership interest. The primary reason for this is that certain fees such as management fees, acquisition fees, and lease and re-lease negotiation fees vary among the owners of the equity investments. The Partnership’s investment in certain equity investments includes acquisition and lease negotiation fees paid by the Partnership to the General Partner or its affiliates. The Partnership’s equity interest in the net income or loss of certain equity investments is reflected net of management fees paid or payable and the amortization of acquisition and lease negotiation fees.

The tables below set forth 100% of the revenues, gain on disposition of equipment, direct and indirect expenses and net income or loss of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income or loss in each entity for the three and six months ended June 30, 2004 and 2003 (in thousands of dollars):

	Aero		PLM
For the three months ended	California	Lion	Worldwide
June 30, 2004	Trust 2	Partnership 3	Leasing 4	Total

Revenues	$38	$1,351
Less: Direct expenses	6	1,109
Indirect expenses	25	354

Net income (loss)	$7	$(112)

Partnership’s share of net income (loss)	$2	$(53)	$48	$(3)

Aero
For the three months ended	Clement	California	Lion
June 30, 2003	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$(204)	$95	$2,096
Less: Direct expenses	64	5	1,508
Indirect expenses	4	29	423

Net (loss) income	$(272)	$61	$165

Partnership’s share of net (loss) income	$(135)	$15	$85	$(35)

1    The Partnership owns a 50% interest in the Clement Partnership that owned a product tanker which was sold during 2003.
2    The Partnership owns a 25% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3    The Partnership owns a 48% interest in the Lion Partnership that owns a product tanker.
4    The Partnership owns a 25% interest in PLM Worldwide Leasing Corp.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Equity Investment in Affiliated Entities (continued)

		Aero		PLM
For the six months ended	Clement	California	Lion	Worldwide
June 30, 2004	Partnership 1	Trust 2	Partnership 3	Leasing 4	Total

Revenues	$--	$87	$2,722
Less: Direct expenses	3	15	2,020
Indirect expenses	(28)	51	712

Net income (loss)	$25	$21	$(10)

Partnership’s share of net income (loss)	$13	$6	$(5)	$48	$62

Aero
For the six months ended	Clement	California	Lion
June 30, 2003	Partnership 1	Trust 2	Partnership 3	Total

Revenues	$867	$198	$3,957
Gain on disposition of equipment	1,745	--	--
Less: Direct expenses	553	10	2,358
Indirect expenses	82	59	841

Net income	$1,977	$129	$758

Partnership’s share of net income	$1,001	$32	$372	$1,405

As of June 30, 2004 and December 31, 2003, all jointly-owned equipment in the Partnership’s equity investment portfolio was on lease.

During 2003, the General Partner sold a product tanker marine vessel owned by an entity in which the Partnership has a 50% interest. The Partnership's proportional share of the proceeds was $1.1 million for its net investment of $0.3 million.

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
4    The Partnership owns a 25% interest in PLM Worldwide Leasing Corp.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Operating Segments (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

		Marine		Marine
For the three months ended	Aircraft	Vessel	Railcar	Container	Trailer
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$231	$--	$604	$20	$88	$--	$943
Interest income and other income	12	--	1	--	--	13	26
Gain on disposition of equipment	374	--	7	70	--	--	451

Total revenues	617	--	612	90	88	13	1,420

Expenses
Depreciation and amortization	227	--	484	--	31	2	744
Operations support	25	--	144	--	67	33	269
Management fees to affiliate	37	--	24	--	3	--	64
Interest expense	--	--	26	--	--	--	26
General and administrative expenses	166	1	69	--	(1)	188	423
(Recovery of) provision for bad debts	(487)	--	5	--	--	--	(482)
Total expenses	(32)	1	752	--	100	223	1,044

Equity in net income (loss) of equity
investments	50	(53)	--	--	--	--	(3)

Net income (loss)	$699	(54)	$(140)	$90	$(12)	$(210)	$373

Equipment purchases and
capitalized improvements	$--	$--	$9,051	$--	$--	$--	$9,051

Acquisition fees paid to affiliate	$--	$--	$408	$--	$--	$--	$408

Total assets as of June 30, 2004	$1,960	$3,058	$16,357	$54	$264	$8,993	$30,686

		Marine		Marine
For the three months ended	Aircraft	Vessel	Railcar	Container	Trailer
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other[2]	Total

Revenues
Lease revenue	$1,055	$--	$474	$86	$53	$--	$1,668
Interest income and other income	35	--	--	--	--	32	67
Gain (loss) on disposition of equipment	1,700	--	(3)	48	--	--	1,745

Total revenues	2,790	--	471	134	53	32	3,480

Expenses
Depreciation and amortization	418	--	173	15	31	1	638
Operations support	71	--	206	12	33	19	341
Management fees to affiliate	19	--	26	3	2	--	50
Interest expense	--	--	22	--	--	--	22
General and administrative expenses	85	--	31	--	17	185	318
Provision for bad debts	12	--	8	--	--	--	20
Total expenses	605	--	466	30	83	205	1,389

Equity in net income (loss) of equity
investments	15	(50)	--	--	--	--	(35)

Net income (loss)	$2,200	$(50)	$5	$104	$(30)	$(173)	$2,056

Equipment purchases and
capitalized improvements	$--	$--	$45	$--	$--	$--	$45

1   Includes certain assets not identifiable to a specific segment such as cash and prepaid expenses. Also includes certain interest income and costs not identifiable to a particular segment, such as certain amortization, general and administrative and operations support expenses.
2   Includes interest income and costs not identifiable to a particular segment, such as certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Operating Segments (continued)

		Marine		Marine
For the six months ended	Aircraft	Vessel	Railcar	Container	Trailer
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$563	$--	$1,076	$47	$185	$--	$1,871
Interest income and other income	30	--	1	--	--	53	84
Gain on disposition of equipment	374	--	218	146	--	--	738

Total revenues	967	--	1,295	193	185	53	2,693

Expenses
Depreciation and amortization	511	--	723	--	62	4	1,300
Operations support	75	--	268	1	121	63	528
Management fees to affiliate	52	--	62	1	7	--	122
Interest expense	--	--	45	--	--	--	45
General and administrative expenses	435	3	109	--	11	393	951
(Recovery of) provision for bad debts	(716)	--	3	--	--	--	(713)
Total expenses	357	3	1,210	2	201	460	2,233

Equity in net income of equity
investments	54	8	--	--	--	--	62

Net income (loss)	$664	$5	$85	$191	$(16)	$(407)	$522

Equipment purchases and
capitalized improvements	$--	$--	$12,311	$--	$--	$--	$12,311

Acquisition fees paid to affiliate	$--	$--	$554	$--	$--	$--	$554

		Marine		Marine
For the six months ended	Aircraft	Vessel	Railcar	Container	Trailer
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$2,226	$--	$879	$133	$138	$--	$3,376
Interest income and other income	62	--	--	--	--	64	126
Gain (loss) on disposition of equipment	1,700	--	(3)	57	--	--	1,754

Total revenues	3,988	--	876	190	138	64	5,256

Expenses
Depreciation and amortization	881	--	331	32	62	2	1,308
Operations support	100	--	342	23	83	37	585
Management fees to affiliate	54	--	49	5	5	--	113
Interest expense	--	--	25	--	--	--	25
General and administrative expenses	134	--	54	--	31	368	587
Impairment loss on equipment	1,213	--	--	--	--	--	1,213
(Recovery of) provision for bad debts	(149)	--	9	--	--	--	(140)
Total expenses	2,233	--	810	60	181	407	3,691

Equity in net income of equity
investments	32	1,373	--	--	--	--	1,405

Net income (loss)	$1,787	$1,373	$66	$130	$(43)	$(343)	$2,970

Equipment purchases and
capitalized improvements	$--	$--	$227	$--	$--	$--	$181

Acquisition fees paid to affiliate	$--	$--	$54	$--	$--	$--	$54

1   Includes interest income and costs not identifiable to a particular segment, such as certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.   Net Income Per Weighted-Average Limited Partnership Unit

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2004 and 2003 was 8,478,448.

9.   Accounts and Notes Receivable

Accounts and notes receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment. The components of accounts and notes receivable were as follows (in thousands of dollars):

	June 30,	December 31,
	2004	2003

Trade accounts receivable	$863	$2,311
Notes receivable	674	1,650
Allowance for doubtful accounts	(588)	(1,303)

	$949	$2,658

At June 30, 2004 and December 31, 2003, the balance in notes receivable of $0.7 million and $1.7 million, respectively, was due from two aircraft lessees. As of June 30, 2004, notes receivable of $0.6 million and $32,000 are scheduled to be fully paid by October 2004 and December 2004, respectively. Unpaid outstanding balances accrue interest at a rate of 5% and 3%, respectively. Due to the uncertainty of ultimate collection of the note for $0.6 million, the General Partner has fully reserved the unpaid outstanding balance less any security deposits and any payments received through August 12, 2004.

10.   Debt

The Partnership is a participant in a $7.5 million warehouse facility. The warehouse facility is scheduled to expire on December 31, 2004 with all advances due no later than December 31, 2004. As of June 30, 2004 and December 31, 2003, the Partnership had no borrowings outstanding under this facility.

Additionally, during June 2004, the Partnership entered into a $15.0 million loan facility that has a term of two years and will bear interest at LIBOR or the lender's base rate plus a margin. The facility may be used as a warehouse facility or used to finance the purchase of new and used railcars until the expiration date of the facility on June 28, 2006. The facility requires that the Partnership place a security deposit with the lender equal to 10% or any outstanding borrowings. As of June 30, 2004, there were no outstanding borrowings outstanding under this facility.

The Partnership made the regularly scheduled principal payments totaling $0.1 million to the lender of the non-recourse debt during the six months ended June 30, 2004.

11.   Commitments and Contingencies

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. The commitment requires a minimum of 30% of the railcars delivered under the arrangement be purchased and the remaining 70% of the railcars may be leased or purchased. As of June 30, 2004, TEC or an affiliated program have purchased 354 railcars, at a cost of $25.8 million, and have leased 494 railcars, exceeding the minimum purchase requirement under this commitment. The remaining 202 railcars to be purchased or leased under this commitment with a cost of $15.0 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11.   Commitments and Contingencies (continued)

In the fourth quarter of 2003, FSI exercised its option under the above agreement to purchase or lease 400 additional railcars which will be delivered in 2004 and 2005. The commitment requires that a minimum of 30% of the total railcars to be delivered under the original agreement and the option be purchased and the remaining railcars may be leased or purchased. If purchased, the total cost for the 400 railcars is $30.3 million. The Partnership, an affiliate, or unaffiliated third party may purchase or lease these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

As of June 30, 2004, TEC is required to purchase an additional 13% of the total remaining railcars under the commitment to meet its overall requirement that 30% of the total commitment be purchased.

At June 30, 2004, railcars with an original equipment cost of $3.4 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of these railcars.

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

13.    Subsequent Events

In July 2004, the Partnership transferred 382 railcars with a net book value of $5.2 million to PLM Rail Partners, LLC (PLM Rail Partners), a limited liability company jointly owned with two affiliated programs. The manager of PLM Rail Partners is PLM Financial Services, Inc. The Partnership owns a 22.9% interest in PLM Rail Partners. In July, PLM Rail Partners borrowed $25.3 million on a non-recourse basis. The loan is collateralized by railcars and future lease payments. This loan bears interest at rates from 5.65% to 7.25% and is to be amortized over 8 years.

During July 2004, PLM Rail Partners distributed $5.2 million to the Partnership from the proceeds of this loan. The Partnership intends to purchase additional equipment with these proceeds.

In July the Partnership borrowed $6.8 million under the new $15.0 million loan facility.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V’s (the Partnership’s) Operating Results for the Three Months Ended June 30, 2004 and 2003

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 2004, compared to the same period of 2003. Gains and losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, impairment loss on equipment, general and administrative expenses, and (recovery of) provision for bad debts relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature `and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2004	2003

Railcars	$460	$268
Aircraft	206	984
Trailers	21	20
Marine containers	20	74

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the three months ended June 30, 2004, compared to $0.5 million and $0.2 million, respectively, during the same period of 2003. During the three months ended June 30, 2004, lease revenues increased $0.1 million due to the purchase and lease of railcars during the 2004.

Aircraft:   Aircraft lease revenues and direct expenses were $0.2 million and $25,000, respectively, for the three months ended June 30, 2004, compared to $1.1 million and $0.1 million, respectively, during the same period of 2003. A decrease in aircraft lease revenues of $0.7 million was due to the sale of owned aircraft during 2003 that were on-lease during the second quarter of 2003 and a reduction of $0.1 million was due to the reduction in the lease rate of an aircraft during the third quarter 2003. The decrease in direct expenses was due to a decrease in repairs and maintenance of $41,000 during the three months ended June 30, 2004 compared to the same period of 2003 resulting from the disposition of aircraft during 2004 and 2003.

Marine containers:   Marine container lease revenues and direct expenses were $20,000 and $-0-, respectively, for the three months ended June 30, 2004, compared to $0.1 million and $12,000, respectively, during the same period of 2003, respectively. The decrease in marine container contribution of $0.1 million was due to the sale of marine containers during 2004 and 2003.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.8 million for the three months ended June 30, 2004 decreased from $1.1 million for the same period in 2003. Significant variances are explained as follows:

(i)   Provision for bad debts decreased $0.5 million in the three months ended June 30, 2004 compared to the same period of 2003. During the three months ended June 30, 2004 and 2003, recovery of bad debts of $0.5 million was due to the collection of bad debts primarily from one former aircraft lessee that had been previously written off. During the second quarter of 2003, the recovery of bad debts was offset by a increase of $0.5 million based on the General Partner’s evaluation of the collectability of receivables from certain lessees;

(ii)   Depreciation and amortization expenses increased $0.1 million compared to the same period 2003. An increase of $0.2 million was caused by the purchase of railcars during 2004. This increase was partially offset by a decrease of $0.1 million caused by equipment dispositions during 2003 and 2004; and

(iii)   General and administrative expenses increased $0.1 million during the second quarter of 2004 compared to the same period 2003 which resulted from higher costs being charged to the Partnership for professional services associated with the equipment acquisitions.

(C)   Net Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the three months ended June 30, 2004 totaled $0.5 million, and resulted from the sale of parts of a commercial aircraft, marine containers and railcars with a net book value of $0.4 million for proceeds of $0.9 million. The net gain on the disposition of equipment for the second quarter of 2003 totaled $1.7 million, and resulted from the sale of a commercial aircraft, marine containers and railcars with a net book value of $7,000 for proceeds of $1.8 million.

(D)   Equity in Net Loss of Equity Investments

Equity in net (loss) income of equity investments generally represents the Partnership's share of the net income or loss generated from the operation of jointly owned entities accounted for under the equity method of accounting. The following table presents equity in net income by equipment type (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2004	2003

Aircraft	$50	$15
Marine vessel	(53)	(50)
Equity in net loss of equity investments	$(3)	$(35)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses of the equity investments:

Aircraft: As of June 30, 2004 and 2003, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease and an interest in an entity owning other assets. During the three months ended June 30, 2004, contribution from the entity owning other assets increased $48,000 compared to 2003. This increase was partially offset by a decrease in the contribution from the trust owning two commercial aircraft of $13,000 due to a lower outstanding principal balance on the finance lease during the second quarter of 2004 compared to 2003.

Marine vessel:   As of June 30, 2004 and 2003, the Partnership had an interest in an entity owning a marine vessel. During the second quarter of 2004, lease revenues of $0.6 million were offset by depreciation expense, direct expenses and administrative expenses of $0.7 million. During the second quarter of 2003, lease revenues of $0.9 million were offset by depreciation expense, direct expenses and administrative expenses of $0.9 million.

Marine vessels lease revenues decreased $0.3 million during the three months ended June 30, 2004 due to the marine vessel being off-lease approximately 23 days while in scheduled major maintenance. A similar event did not take occur in 2003.

Marine vessel depreciation expense, direct expenses, and administrative expenses decreased $0.2 million during the three months ended June 30, 2004 due to lower operating expenses of $0.1 million and lower repairs and maintenance of $41,000 compared to the same period 2003.

(E)   Net Income

As a result of the foregoing, the Partnership’s net income for the three months ended June 30, 2004 was $0.4 million, compared to net income of $2.1 million during the same period in 2003. The Partnership’s ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the three months ended June 30, 2004 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Six Months Ended June 30, 2004 and 2003

(A)   Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2004, compared to the same period of 2003. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2004	2003

Railcars	$808	$537
Aircraft	488	2,126
Trailers	64	55
Marine containers	46	110

Railcars: Railcar lease revenues and direct expenses were $1.1 million and $0.3 million, respectively, for the six months ended June 30, 2004, compared to $0.9 million and $0.3 million, respectively, during the same period of 2003. During the six months ended June 30, 2004, lease revenues increased $0.2 million due to the purchase and lease of railcars during the 2004 and 2003.

Aircraft:   Aircraft lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the six months ended June 30, 2004, compared to $2.2 million and $0.1 million, respectively, during the same period of 2003. A decrease in aircraft lease revenues of $1.4 million was due to the sale of owned aircraft during 2003 that were on-lease during the first six months of 2003 and a reduction of $0.2 million was due to the reduction in the lease rate of an aircraft during the third quarter 2003.

Marine containers:   Marine container lease revenues and direct expenses were $47,000 and $1,000, respectively, for the six months ended June 30, 2004, compared to $0.1 million and $23,000, respectively, during the same period of 2003, respectively. The decrease in marine container contribution was due to the sale of marine containers during 2004 and 2003.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.8 million for the six months ended June 30, 2004 decreased from $3.1 million for the same period in 2003. Significant variances are explained as follows:

(i)   A $1.2 million decrease in the impairment loss on equipment resulted from the Partnership reducing the carrying value of an owned aircraft to its estimated fair value during the six months ended June 30, 2003. No impairment of owned equipment was required during the same period 2004;

(ii)   Depreciation and amortization expenses remained relatively the same when compared to the same period in 2003. A decrease of $0.4 million caused by equipment sales during 2004 and 2003 was offset by an increase of $0.4 million caused by the purchase of railcars during 2004 and 2003;

(iii)   Recovery of bad debts increased $0.6 million in the first six months of 2004 compared to the same period of 2003. During 2004 and 2003, recovery of bad debts of $0.7 million and $0.6 million, respectively, was due to the collection of bad debts primarily from one former aircraft lessee that had been previously written off. During 2003, the recovery of bad debts was partially offset by $0.5 million increase based on the General Partner’s evaluation of the collectability of receivables; and

(iv)   General and administrative expenses increased $0.4 million during the six months ended June 30, 2004 compared to the same period 2003. An increase of $0.3 million was due to administrative cost associated with the return of aircraft and collection of bad debts from lessees and an increase of $0.1 million resulted from higher costs being charged to the Partnership for certain professional services associated with the equipment acquisitions.

(C)   Net Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the six months ended June 30, 2004 totaled $0.7 million, and resulted from the sale of parts from a commercial aircraft, marine containers and railcars with a net book value of $0.8 million for proceeds of $1.6 million. The net gain on the disposition of equipment for the six months ended June 30, 2003 totaled $1.8 million, and resulted from the sale of a commercial aircraft, marine containers and railcars with a net book value of $8,000 for proceeds of $1.8 million.

(D)   Equity in Net Income of Equity Investments

Equity in net income of equity investments generally represents the Partnership's share of the net income generated from the operation of jointly owned entities accounted for under the equity method of accounting. The following table presents equity in net income by equipment type (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2004	2003

Aircraft	$54	$32
Marine vessel	8	1,373
Equity in net income of equity investments	$62	$1,405

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, gain on equipment disposition, depreciation expense, direct expenses, and administrative expenses of the equity investments:

Aircraft: As of June 30, 2004 and 2003, the Partnership had an interest in a trust owning two commercial aircraft on a direct finance lease and an interest in an entity owning other assets. During the six months ended June 30, 2004, contribution from the entity owning other assets increased $48,000 compared to 2003. This increase was partially offset by a decrease in the contribution from the trust owning two commercial aircraft of $26,000 due to a lower outstanding principal balance on the finance lease during the six months ended June 30, 2004 compared to 2003.

Marine vessel:   As of June 30, 2004 and 2003, the Partnership had an interest in an entity owning a marine vessel. During the six months ended June 30, 2004, lease revenues of $1.3 million were partially offset by depreciation expense, direct expenses and administrative expenses of $1.3 million. During the six months ended June 30, 2003, lease revenues of $2.3 million and the gain of $0.9 million from the sale of an entity that owned a marine vessel in which the Partnership had an interest were offset by depreciation expense, direct expenses and administrative expenses of $1.8 million.

Marine vessels lease revenues decreased $1.0 million during the six months ended June 30, 2003. A decrease of $0.4 million was due to the sale of one marine vessel in which the Partnership had an interest and decreased $0.6 million was primarily due to the remaining marine vessel being off-lease approximately 40 days more than the same period of 2003 undergoing dry-dock.

Marine vessel depreciation expense, direct expenses, and administrative expenses decreased $0.3 million during the six months ended June 30, 2004 due to the sale of a marine vessel during 2003 and decreased $0.2 million due to lower operating expenses resulting from being off-lease approximately 40 days while undergoing scheduled major maintenance during 2004 when compared to 2003, a similar event did not occur.

(E)    Net Income

As a result of the foregoing, the Partnership’s net income for the six months ended June 30, 2004 was $0.5 million, compared to net income of $3.0 million during the same period in 2003. The Partnership’s ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the six months ended June 30, 2004 is not necessarily indicative of future periods.

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

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Revenue recognition: Lease revenues are earned by the Partnership monthly and no significant amounts are calculated on factors other than the passage of time. The Partnership’s leases are accounted for as operating leases and are non-cancelable. Rents received prior to their due dates are deferred.

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

Reserves for repairs: The Partnership accrues for legally required repairs to equipment such as scheduled major maintenance for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved for is based on the General Partner’s expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved for is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the General Partner estimated, the Partnership would incur additional repair and maintenance or equipment operating expenses.

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

(III)   FINANCIAL CONDITION – CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 2004, the Partnership generated cash from operations of $2.3 million to meet its operating obligations, purchase additional equipment, pay debt and interest, and maintain working capital reserves.

During the six months ended June 30, 2004, the Partnership purchased a fleet of railcars for $12.3 million and paid FSI or its affiliates $0.6 million for acquisition fees and $0.1 million for lease negotiation fees. The Partnership also disposed of owned equipment and received aggregate proceeds of $1.6 million.

Restricted cash decreased $0.1 million resulting from the withdrawal of the lender from the Partnership's debt facility that required these deposits. No such deposits were required from the new lender.

Accounts and note receivable decreased $1.7 million in the six months ended June 30, 2004 due to the timing of cash receipts of $0.7 million and the collection of $1.0 million from the notes receivable.

Equity investments in affiliated entities increased $0.4 million during the six months ended June 30, 2004 due to operating cash contributions of $0.3 million to the equity investments to fund scheduled major maintenance expenses and by income of $0.1 million that was recorded by the Partnership for its interests in the equity investments.

Deferred charges increased $0.2 million primarily due to the payment of debt placement fees to the lender of the new debt facility.

Prepaid expenses increased $0.1 million during the six months ended June 30, 2004 due to payments made on insurance policies during the first six months of 2004 that will be amortized over the term of the policy.

Accounts payable decreased $0.1 million during the six months ended June 30, 2004 due to the timing of payments to vendors.

During the six months ended June 30, 2004, the Partnership made the regularly scheduled principal payments of $0.1 million to the lender of the non-recourse debt.

In July 2004, the Partnership transferred 382 railcars with a net book value of $7.9 million to PLM Rail Partners, LLC (PLM Rail Partners), a limited liability company jointly owned with two affiliated programs. The manager of PLM Rail Partners is PLM Financial Services, Inc. The Partnership owns a 22.9% interest in PLM Rail Partners. In July, PLM Rail Partners borrowed $25.3 million on a non-recourse basis. The loan is collateralized by railcars and future lease payments. This loan bears interest at rates from 5.65% to 7.25% and is to be amortized over 8 years.

During July 2004, PLM Rail Partners distributed $5.2 million to the Partnership from the proceeds of this loan. The Partnership intends to purchase additional equipment with these proceeds.

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

During 2004, the Partnership, entered into a $15.0 million loan facility that has a term of two years and will bear interest at LIBOR or the lender's base rate plus a margin. The facility may be used as a warehouse facility or used to finance the purchase of new and used railcars until the expiration date of June 28, 2006. The facility requires that the Partnership place a security deposit with the lender equal of 10% or any outstanding borrowings. In July 2004, the Partnership borrowed $6.8 million under this facility. This loan is expected to be repaid in the third quarter of 2004.

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. The commitment requires a minimum of 30% of the railcars delivered under the arrangement be purchased and the remaining 70% of the railcars may be leased or purchased. As of June 30, 2004, TEC or an affiliated program have purchased 354 railcars, at a cost of $25.8 million, and have leased 494 railcars, exceeding the minimum purchase requirement under this commitment. The remaining 202 railcars to be purchased or leased under this commitment with a cost of $15.0 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

In the fourth quarter of 2003, FSI exercised its option under the above agreement to purchase or lease 400 additional railcars which will be delivered in 2004 and 2005. The commitment requires that a minimum of 30% of the total railcars to be delivered under the original agreement and the option be purchased and the remaining railcars may be leased or purchased. If purchased, the total cost for the 400 railcars is $30.3 million. The Partnership, an affiliate, or unaffiliated third party may purchase or lease these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

As of June 30, 2004, TEC is required to purchase an additional 13% of the total remaining railcars under the commitment to meet its overall requirement that 30% of the total commitment be purchased.

At June 30, 2004, railcars with an original equipment cost of $3.4 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of these railcars.

Commitments and contingencies as of June 30, 2004 are as follows (in thousands of dollars):

	Less than			1-3
Partnership Obligations:	Total	1 Year		Years

Non-recourse debt	$790		$198	$592

Affiliate Obligations:

Commitment to purchase railcars	$44,982	[1]	$23,329	$21,653

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

Other factors affecting the Partnership’s contribution during the remainder of 2004 and beyond include:

(1)   The Partnership’s marine containers are in excess of 14 years of age and are no longer suitable for use in international commerce either due to their specific physical condition or lessees’ preferences for newer equipment. Demand for these marine containers will continue to be weak due to their age. The Partnership has received an offer to purchase a group of marine containers. This transaction is expected to be completed during the third quarter of 2004;

(2)   Economic recovery in the railcar segment continues to be strong. Orders for new tank railcars, a key leading indicator for the railcar fleet, indicate a backlog of a full year production of approximately 11,000 units. Overall railcar loadings are now forecast to grow approximately 6% in 2004 which is an extremely strong outlook and an increase in the industry consensus forecast since last quarter. The railcar fleet is largely used by a broadly defined chemical sector. Chemical production has grown 3% per year on average over the last two decades.

Although chemical and petroleum railcar loadings are projected to grow by 5% this year, the rapid increase in steel prices which has resulted in increases in the price of a new tank car by over 20%, may cause the industry recovery to slow. The speed of recovery in lease rates continues to lag behind this price increase and lease rates remain low compared to historical norms. While this is likely to change, reduced railcar availability and higher lease costs may slow the industry growth and perhaps cause a shift to other forms of transportation;

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

The charter market for tankers is expected to remain strong for the remainder of 2004;

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

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft and stopped making lease payments. During October 2002, the General Partner reached an agreement with the lessee of these aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at June 30, 2004 was $0.6 million. Due to the uncertainty of ultimate collection, the General Partner has fully reserved the unpaid outstanding balance less the security deposit from this lessee and any payments received through August 12, 2004. As of August 12, 2004, the lessee was current with all the installment payments due to the Partnership except for the installment payment due during August 2004.

Additionally, the same lessee continued to lease one remaining aircraft on a month to month lease agreement until March 2004. As of August 12, 2004, the lessee is 11 months in arrears with its lease payments to the Partnership totaling $0.5 million on this aircraft. The General Partner is currently reviewing its options including the possibility of sending the lessee a notification of default. Due to the age of the remaining aircraft and the economic condition of the airline industry, should the General Partner repossess this aircraft, it will be difficult to remarket and may be off-lease for a considerable period of time. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance.

During 2004, the lessee of the Partnership’s two partially owned DC-9's on a direct finance lease fell behind in its monthly payments. As of August 12, 2004, payments on these aircraft are four months in arrears. The General Partner is currently reviewing its options including the possibility of sending the lessee a notification of default and the age of these aircraft. Due to the economic condition of the airline industry, should the General Partner repossess these aircraft, it will be difficult to remarket and may be off-lease for a considerable period of time.

The Partnership currently owns a DHC-8-102 commuter aircraft that is on consignment to a vendor who will part-out the aircraft and a Boeing 737-200 that is off-lease and being marketed for lease or sale. Due to the economic condition of the airline industry, this aircraft may be off-lease for a considerable period of time.

(5)   On July 1, 2004, the reduced rate for management fees expired and the rate returned to the pre-settlement rate;

(6)   The Partnership is expected to continue to have increased general and administrative costs due to costs associated with the acquisition of additional equipment and as it liquidates other investment programs that currently share certain shared general and administrative expenses; and

(7)   General and administrative expenses are expected to increase over the next 18 months due to additional expenses required to meet compliance standards of the Sarbanes - Oxley Act.

The Partnership may commit to purchase additional equipment with its cash flow, surplus cash, and equipment sale proceeds generated prior to December 31, 2004, consistent with the objectives of the Partnership. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. The General Partner believes prices on certain transportation equipment, primarily railcar equipment and selected aircraft equipment, have reached attractive levels and is currently in the market to make investments in 2004. The General Partner believes that transportation equipment purchased in today's economic environment may appreciate. Accordingly, the General Partner believes that most of the cash currently held by the Partnership will be used to purchase additional equipment.

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

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

4.1.   Second Amendment to the Amended and Restated Limited Partnership Agreement dated June 29, 2004.

10.1   Loan agreement between PLM Rail Partners, LLC and HSH Nordbank AG, New York, dated June 30, 2004.

10.2   Asset Transfer Agreement between PLM Equipment Growth Fund V and PLM Rail Partners, LLC, dated July 1, 2004.

10.3   Loan and security agreement between PLM Rail V, LLC and LaSalle Bank National Association dated June 29, 2004.

10.4   Limited Liability Company Agreement of PLM Railcars Partners dated June 29, 2004.

10.5   Limited Liability Company Agreement of PLM Rail V dated June 28, 2004.

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

PLM EQUIPMENT GROWTH FUND V

By:    PLM Financial Services, Inc.
General Partner

Date:   August 12, 2004      By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer