Form 10QSB
period 2004-09-30
PLM EQUIPMENT GROWTH FUND V
filed 2004-11-15
CIK 857645

                                                                                                                  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________
FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	September 30,	December 31,
Assets	2004	2003

Equipment held for operating leases, at cost	$40,316	$57,142
Less accumulated depreciation	(29,914)	(50,785)
Net equipment	10,402	6,357

Cash and cash equivalents	10,172	18,049
Restricted cash	-	60
Accounts and other receivable, less allowance for doubtful
accounts of $18 in 2004 and $1,303 in 2003	2,059	2,658
Equity investments in affiliated entities	8,352	2,995
Deferred charges to affiliate, net of accumulated
amortization of $72 in 2004 and $47 in 2003	286	40
Prepaid expenses and other assets	102	180

Total assets	$31,373	$30,339

Liabilities and partners

Liabilities:

Accounts payable and accrued expenses	$208	$368
Due to affiliates	166	178
Non-recourse debt	740	886
Reserve for repairs	500	500
Lessee deposits	413	423
Total liabilities	2,027	2,355

Commitments and contingencies

Partners' capital:

Limited partners (8,478,448 limited partnership units outstanding)	29,346	27,984
General Partner	-	-
Total partners' capital	29,346	27,984

Total liabilities and partners	$31,373	$30,339

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues

Lease revenue	$619	$1,114	$2,490	$4,490
Interest and other income	890	72	974	198
Gain on disposition of equipment	281	2,244	1,019	3,998
Total revenues	1.790	3,430	4,483	8,686

Expenses

Depreciation and amortization	446	642	1,746	1,950
Repairs and maintenance	56	228	455	638
Insurance expense	54	86	183	261
Management fees to affiliate	67	62	189	175
Interest expense	107	22	152	47
General and administrative expenses
to affiliates	79	69	274	119
Other general and administrative expenses	191	467	947	1,004
Impairment loss on equipment	183	403	183	1,616
Recovery of bad debts	(571)	(458)	(1,284)	(598)
Total expenses	612	1,521	2,845	5,212

Equity in net (loss) income of
equity investments	(338)	(47)	(276)	1,358

Net income	$840	$1,862	$1,362	$4,832

Partners' share of net income:

Limited partners	$840	$1,862	$1,362	$4,832
General Partner	--	--	--	--

Total	$840	$1,862	$1,362	$4,832

Limited partners’ net income per
weighted-average limited partnership unit	$0.10	$0.22	$0.16	$0.57

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
( A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2003 to September 30, 2004
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner Total

Partners' capital as of December 31, 2003	$27,984	$--	$27,984

Net income	1,362	--	1,362

Partners' capital as of September 30, 2004	$29,346	$--	$29,346

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
	For the Nine Months Ended September 30,
	2004 2003
Operating activities

Net income	$1,362	$4,832
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,746	1,950
Amortization of debt issuance costs	28	3
Recovery of bad debts	(1,284)	(598)
Impairment loss on equipment	183	1,616
Gain on disposition of equipment	(1,019)	(3,998)
Equity in net loss (income) of equity investments	276	(1,358)
Operating (contribution to) distributions from equity investments	(20)	1,122
Changes in operating assets and liabilities:
Accounts and notes receivable	1,883	306
Prepaid expenses and other assets	78	128
Accounts payable and accrued expenses	(160)	68
Due to affiliates	(12)	(18)
Lessee deposits	(10)	(162)
Net cash provided by operating activities	3,051	3,891

Investing activities

Payments for purchase of equipment and capitalized repairs	(12,312)	(2,676)
Payments of acquisition fees to affiliate	(554)	(120)
Payments of lease negotiation fees to affiliate	(123)	(26)
Investment in equity investments	(22,862)	--
Non-operating distributions from equity investment	22,437	--
Distribution from liquidation of equity investment	--	1,147
Proceeds from disposition of equipment	2,760	2,375
Net cash (used in) provided by investing activities	(10,654)	700

Financing activities

Increase in non-recourse debt	--	1,025
Payments of non-recourse debt	(146)	(91)
Proceeds from short-term note payable	6,800	--
Payment of short-term note payable	(6,800)	--
Decrease in restricted cash	60	--
Payments of debt placement fees to affiliate	--	(12)
Payments of debt placement fees	(188)	--
Net cash (used in) provided by financing activities	(274)	922

Net (decrease) increase in cash and cash equivalents	(7,877)	5,513
Cash and cash equivalents at beginning of period	18,049	11,114
Cash and cash equivalents at end of period	$10,172	$16,627

Supplemental information

Interest paid	$124	44
Non-cash transfer of equipment at net book value from
the Partnership to an equity investment	$5,188	$--

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2003 Annual Report (Form 10-KSB) of PLM Equipment Growth Fund V (the Partnership) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2003 Annual Report in Form 10-KSB.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at September 30, 2004 and December 31, 2003, condensed statements of income for the three and nine months ended September 30, 2004 and 2003, condensed statements of changes in partners’ capital for the period from December 31, 2003 to September 30, 2004, and the condensed statements of cash flows for the nine months ended September 30, 2004 and 2003 have been made and are reflected.

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

4.  Transactions with General Partner and Affiliates

The balance due to affiliates as of September 30, 2004 and December 31, 2003, included $0.1 million due to FSI or its affiliates for management fees and $0.1 million due to affiliated equity investments.

During the nine months ended September 30, 2004, the Partnership purchased $9.6 million in railcars from FSI or its affiliates. The Partnership's cost for the railcars was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. The Partnership, and three affiliated entities, also formed two investment entities which each purchased two commercial aircraft. The Partnership's net investment in these entities was $5.5 million. In addition, the Partnership transferred 382 owned railcars with a net book value of $5.2 million into another newly formed entity. This investment is owned with two affiliated partnerships that also transferred owned railcars into this entity (see Note 6 to the financial statements).

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Transactions with General Partner and Affiliates (continued)

During the nine months ended September 30, 2004 and 2003, FSI or its affiliates were paid or accrued acquisition, lease negotiation, debt placement, and management fees and reimbursed FSI or its affiliates for data processing and administrative expenses. The components of these fees and expenses paid or accrued to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
	2004	2003	2004	2003
Acquisition fees	$554	$120	$1,058	$--
Lease negotiation fees	123	26	235	--
Debt placement fees	--	12	210	--
Management fees	189	175	135	117
Data processing and administrative
expenses	274	119	35	38

5.  Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	September 30,	December 31,
	2004	2003

Aircraft	$25,515	$38,459
Rail equipment	11,162	13,822
Trailers	2,184	2,184
Marine containers	1,455	2,677
	40,316	57,142
Less accumulated depreciation	(29,914)	(50,785)
Net equipment	$10,402	$6,357

Equipment held for operating leases is stated at cost less depreciation and any reductions to the carrying value.

As of September 30, 2004, all owned equipment in the Partnership’s portfolio was on lease except for three aircraft and 16 railcars with an aggregate net book value of $0.8 million. As of December 31, 2003, all owned equipment was on lease except for two aircraft and 91 railcars with an aggregate net book value of $1.6 million.

During the nine months ended September 30, 2004, the Partnership purchased railcars for $12.9 million including acquisition fees of $0.6 million. During the nine months ended September 30, 2003, the Partnership purchased a fleet of railcars for $2.8 million including acquisition fees of $0.1 million.

During the nine months ended September 30, 2004, the Partnership disposed of two commercial aircraft, parts from a commercial aircraft, marine containers and railcars with an aggregate net book value of $1.7 million for proceeds of $2.8 million. During the nine months ended September 30, 2003, the Partnership disposed of commercial aircraft, marine containers and railcars with an aggregate net book value of $0.2 million for proceeds of $4.2 million including $1.8 million of unused engine reserves.

On July 1, 2004, the Partnership transferred 382 owned railcars with an original cost of $13.2 million and a net book value of $5.2 million from its owned equipment portfolio into PLM Railcar Partners, LLC, an equity investment owned with two affiliated partnerships (see Note 6 to the financial statements).

During 2004, the Partnership recorded an impairment of $0.2 million to certain owned tank railcars. These tank railcars are non-coiled and non-insulated making them less marketable. This indicated to the

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.  Equipment (continued)

General Partner that an impairment to these railcars may exist. The fair value of the railcars was determined by using industry expertise. During 2003, the Partnership recorded an impairment of $1.6 million to owned aircraft. The bankruptcy of the lessee of these aircraft and the likelihood that the aircraft would be returned to the Partnership in a condition not in accordance with the lease agreement, indicated to the General Partner that an impairment to this aircraft may exist. The General Partner determined the fair value of the aircraft based on estimated sales proceeds to an independent third party less holding costs excluding interest.

6.  Equity Investment in Affiliated Entities

The Partnership owns equipment and other assets jointly with affiliated programs.

Ownership interest is based on the Partnership’s contribution towards the cost of the assets in the equity investments. The Partnership’s investment in certain equity investments includes acquisition fees, lease negotiation fees, and debt placement fees paid by the Partnership to the General Partner or its affiliates. The Partnership’s equity interest in the net income or loss of certain equity investments is reflected net of management fees paid or payable and the amortization of acquisition fees, lease negotiation fees, and debt placement fees.

The tables below set forth 100% of the lease revenues and other income, gain on disposition of equipment, depreciation and amortization expense, interest expense, direct and indirect expenses, and net income or loss of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income or loss in each entity for the three and nine months ended September 30, 2004 and 2003 (in thousands of dollars):

		Aero		PLM
For the three months ended	Clement	California	Lion	Worldwide
September 30, 2004	Partnership1	Trust2	Partnership3	Leasing4

Lease revenues and other income	$--	$27	$2,212
Less: Depreciation and amortization expense	--	--	279
Direct expenses	(26)	6	1,231
Indirect expenses	--	15	123
Net income	$26	$6	$579

Partnership’s share of net income (loss)	$14	$1	$268	$(10)

For the three months ended	PLM Rail	PLM CAL I	PLM CAL II
September 30, 2004 (continued)	Partners LLC5	LLC6	LLC7	Total

Lease revenues and other income	$1,985	$380	$371
Gain on disposition of equipment	62	--	--
Less: Depreciation and amortization expense	1,132	865	864
Interest expense	382	202	202
Direct expenses	465	--	--
Indirect expenses	268	21	21
Net loss	$(200)	$(708)	$(716)

Partnership’s share of net loss	$(46)	$(281)	$(284)	$(338)
1	The Partnership owned a 50% interest in the Clement Partnership that owned a product tanker which was sold during 2003.
2  The Partnership owns a 25% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3	The Partnership owns a 48% interest in the Lion Partnership that owns a product tanker.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp.
5	The Partnership owns a 23% interest in PLM Rail Partners, LLC that owns various types of railcars.
6	The Partnership owns a 40% interest in the PLM CAL I LLC that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 40% interest in the PLM CAL II LLC that owns two Boeing 737-500 stage III commercial aircraft.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.  Equity Investment in Affiliated Entities (continued)

Aero
For the three months ended	Clement	California	Lion
September 30, 2003	Partnership1	Trust2	Partnership3	Total

Lease revenues and other income	$--	$86	$1,744
Less: Depreciation and amortization expense	--	--	307
Direct expenses	7	4	1,383
Indirect expenses	95	26	60
Net (loss) income	$(102)	$56	$(6)

Partnership’s share of net (loss) income	$(49)	$15	$(13)	$(47)

		Aero		PLM
For the nine months ended	Clement	California	Lion	Worldwide
September 30, 2004	Partnership1	Trust2	Partnership3	Leasing4

Lease revenues and other income	$--	$114	$4,934
Less: Depreciation and amortization expense	--	--	836
Direct expenses	(24)	21	3,251
Indirect expenses	(30)	67	278
Net income	$54	$26	$569

Partnership’s share of net income	$27	$7	$263	$38

For the nine months ended	PLM Rail	PLM CAL I	PLM CAL II
September 30, 2004 (continued)	Partners LLC5	LLC6	LLC7	Total

Lease revenues and other income	$1,985	$380	$371
Gain on disposition of equipment	62	--	--
Less: Depreciation and amortization expense	1,132	865	864
Interest expense	382	202	202
Direct expenses	465	--	--
Indirect expenses	268	21	21
Net loss	$(200)	$(708)	$(716)

Partnership’s share of net loss	$(46)	$(281)	$(284)	$(276)

Aero
For the nine months ended	Clement	California	Lion
September 30, 2003	Partnership1	Trust2	Partnership3	Total

Lease revenues and other income	$868	$284	$5,700
Gain on disposition of equipment	1,745	--	--
Less: Depreciation and amortization expenses	--	63	920
Direct expenses	560	14	3,740
Indirect expenses	177	21	288
Net income	$1,876	$186	$752

Partnership’s share of net income	$952	$47	$359	$1,358

As of September 30, 2004, all jointly-owned equipment in the Partnership’s equity investment portfolio was on lease except for 83 railcars with a net book value of $0.4 million. As of December 31, 2003, all jointly-owned equipment in the Partnership’s equity investment portfolio was on lease.

1	The Partnership owned a 50% interest in the Clement Partnership that owned a product tanker which was sold during 2003.
2  The Partnership owns a 25% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3	The Partnership owns a 48% interest in the Lion Partnership that owns a product tanker.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp.
5	The Partnership owns a 23% interest in PLM Rail Partners, LLC that owns various types of railcars.
6	The Partnership owns a 40% interest in the PLM CAL I LLC that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 40% interest in the PLM CAL II LLC that owns two Boeing 737-500 stage III commercial aircraft.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.  Equity Investments in Affiliated Entities (continued)

On July 1, 2004, the Partnership transferred 382 owned railcars with a net book value of $5.2 million into a newly formed equity investment PLM Rail Partners, LLC (PLM Rail Partners) which is jointly owned with two affiliated partnerships. The Partnership owns a 22.9% interest in PLM Rail Partners. PLM Rail Partners borrowed $25.3 million. The loan is non-recourse to the Partnership and is collateralized by the railcars and future lease payments. During July 2004, proceeds of $5.2 million from this loan were distributed to the Partnership.

During the nine months ended September 30, 2004, the Partnership, with three affiliated entities, formed two new entities, PLM CAL I LLC (CAL I) and PLM CAL II LLC (CAL II). The Partnership contributed a total of $22.8 million to these entities and owns a 39.6% interest in CAL I and CAL II. CAL I and CAL II each own two Boeing 737-500 stage III commercial aircraft. CAL I and CAL II each assumed two loans totaling $25.7 million that bear an interest rate of 7.46% and 7.42%. The loans are non-recourse to the Partnership and are collateralized by the aircraft and future lease payments. CAL I and CAL II distributed a total of $17.2 million as a non-operating cash distribution to the Partnership during the third quarter of 2004.

The Partnership's proportional share of acquisition, lease negotiation and debt placement fees paid by CAL I and CAL II to an affiliate of the General Partner totaled $1.5 million.

PLM Rail Partners, CAL I and CAL II are accounted for using the equity method.

During 2003, the General Partner sold a product tanker marine vessel owned by an entity in which the Partnership had a 50% interest. The Partnership's proportional share of the proceeds was $1.1 million for its net investment of $0.3 million.

7.  Operating Segments

The Partnership operates in five primary operating segments: aircraft leasing, marine vessel leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Operating Segments (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

Marine
For the three months ended	Aircraft	Marine Vessel	Railcar Container		Trailer
September 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$250	$--	$258	$23	$88	$--	$619
Interest income and other income	866	--	10	----	--	14	890
Gain on disposition of equipment	222	--	28	31	--	--	281
Total revenues	1,338	--	296	54	88	14	1,790

Expenses
Depreciation and amortization	35	--	379	--	31	1	446
Operations support	18	--	(9)	--	69	32	110
Management fees to affiliate	39	--	22	2	4	--	67
Interest expense	--	--	107	--	--	--	107
General and administrative expenses	53	--	102	--	1	114	270
Impairment loss on equipment	--	--	183	--	--	--	183
(Recovery of) provision for bad debts	(580)	--	9	--	--	--	(571)
Total expenses	(435)	--	793	2	105	147	612
Equity in net (loss) income of equity
investments	(574)	282	(46)	--	--	--	(338)
Net income (loss)	$1,199	282	$(543)	$52	$(17)	$(133)	$840
Total assets as of September 30, 2004	$6,919	$3,130	$10,755	$48	$233	$10,288	$31,373
Investments in equity investments	$22,349	$--	$88	$--	$--	$--	$22,437
Non-cash transfer of assets into an
equity investment	$--	$--	$5,188	$--	$--	$--	$5,188

Marine
For the three months ended	Aircraft	Vessel	Railcar	Container Trailer
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other[2]	Total

Revenues
Lease revenue	$552	$--	$455	$37	$70	$--	$1,114
Interest income and other income	29	--	--	--	--	43	72
Gain on disposition of equipment	2,158	--	31	55	--	--	2,244
Total revenues	2,739	--	486	92	70	43	3,430

Expenses
Depreciation and amortization	396	--	204	9	31	2	642
Operations support	64	--	184	14	32	20	314
Management fees to affiliate	33	--	25	1	3	--	62
Interest expense	--	--	21	--	--	1	22
General and administrative expenses	284	--	64	--	19	169	536
Impairment loss on equipment	403	--	--	--	--	--	403
Recovery of bad debts	(458	--	--	--	--	--	(458)
Total expenses	722	--	498	24	85	192	1,521
Equity in net income (loss) of equity
investments	15	(62)	-	--	--	--	(47)
Net income (loss)	$2,032	$(62)	$(12)	$68	$(15)	$(149)	$1,862
Equipment purchases and
capitalized improvements	$--	$--	$2,494	$--	$--	$--	$2,494
Acquisition fees paid to affiliate	$--	$--	$66	--	$--	$--	$66

1	Includes certain assets not identifiable to a specific segment such as cash, certain accounts receivable and prepaid expenses. Also includes certain interest income and costs not identifiable to a particular segment, such as certain amortization, general and administrative and operations support expenses.
2	Includes certain interest income and costs not identifiable to a particular segment, such as certain amortization, interest, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Operating Segments (continued)

		Marine	Railcar	Marine
For the nine months ended	Aircraft	Vessel	Container		Trailer
September 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$813	$--	$1,334	$70	$273	$--	$2,490
Interest income and other income	896	--	11	--	--	67	974
Gain on disposition of equipment	596	--	246	177	--	--	1,019
Total revenues	2,305	--	1,591	247	273	67	4,483

Expenses
Depreciation and amortization	546	--	1,102	--	93	5	1,746
Operations support	93	--	259	1	190	95	638
Management fees to affiliate	91	--	84	3	11	--	189
Interest expense	--	--	152	--	--	--	152
General and administrative expenses	488	3	211	--	12	507	1,221
Impairment loss on equipment	--	--	183	--	--	--	183
(Recovery of) provision for bad debts	(1,296)	--	12	--	--	--	(1,284)
Total expenses	(78)	3	2,003	4	306	607	2,845
Equity in net (loss) income of equity
investments	(520)	290	(46)	--	--	--	(276)
Net income (loss)	$1,863	$287	$(458)	$243	$(33)	$(540)	$1,362
Equipment purchases and
capitalized improvements	$--	$--	$12,312	$--	$--	$--	$12,312
Acquisition fees paid to affiliate	$--	$--	$554	$--	$--	$--	$554
Investments in equity investments	$22,349	$--	$88	$--	$--	$--	$22,437
Non-cash transfer of assets into an
equity investment	$--	$--	$5,188	$--	$--	$--	$5,188

		Marine		Marine
For the nine months ended	Aircraft	Vessel	Railcar Container		Trailer
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$2,778	$--	$1,334	$170	$208	$--	$4,490
Interest income and other income	91	--	--	--	--	107	198
Gain on disposition of equipment	3,858	--	28	112	--	--	3,998
Total revenues	6,727	--	1,362	282	208	107	8,686

Expenses
Depreciation and amortization	1,277	--	535	41	93	4	1,950
Operations support	164	--	526	37	115	57	899
Management fees to affiliate	87	--	74	6	8	--	175
Interest expense	--	--	42	--	--	5	47
General and administrative expenses	418	--	118	--	50	537	1,123
Impairment loss on equipment	1,616	--	--	--	--	--	1,616
(Recovery of) provision for bad debts	(607)	--	9	--	--	--	(598)
Total expenses	2,955	--	1,304	84	266	603	5,212
Equity in net income of equity
investments	47	1,311	--	--	--	--	1,358
Net income (loss)	$3,819	$1,311	$58	$198	$(58)	$(496)	$4,832
Equipment purchases and
capitalized improvements	$--	$--	$2,676	$--	$--	$--	$2,676
Acquisition fees paid to affiliate	$--	$--	$120	$--	$--	$--	$120

1	Includes certain interest income and costs not identifiable to a particular segment, such as certain amortization, interest, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.  Net Income Per Weighted-Average Limited Partnership Unit

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2004 and 2003 was 8,478,448.

9.  Accounts and Other Receivable

Accounts and other receivable represent balances due from current or former lessees for unpaid balances incurred from leasing the Partnership's owned equipment. The components of accounts and other receivable were as follows (in thousands of dollars):

	September 30,	December 31,
	2004	2003

Trade accounts receivable	$587	$2,311
Other receivable	1,490	1,650
Allowance for doubtful accounts	(18)	(1,303)
	$2,059	$2,658

At December 31, 2003, the balance in other receivable was due from a former aircraft lessee for unpaid lease payments. Unpaid outstanding balances accrued interest at a rate of 5%. In addition, the former lessee also had $0.4 million of unpaid lease payments in trade accounts receivable. Due to the uncertainty of ultimate collection of the these receivables, the General Partner had fully reserved the unpaid outstanding balances of $2.0 million from this lessee less any security deposits and any payments received through March 29, 2004.

At September 30, 2004, the balance in other receivable was due from the same former aircraft lessee for past due lease payments and in settlement for returning aircraft not in accordance with the lease agreement. The other receivable is scheduled to be fully paid by April 2005. Interest accrues at a rate of 5% on the outstanding other receivable balance. During the nine months ended September 2004, the former aircraft lessee made its monthly payments to the Partnership. During September 2004, the General Partner, based on the prior performance of this lessee and based on the General Partner's evaluation on the ultimate collection of the this receivable, reversed any remaining reserve for this lessee.

10.  Debt

During June 2004, the Partnership entered into a $15.0 million loan facility that has a term of two years and will bear interest at LIBOR or the lender's base rate plus a margin. The facility may be used as a warehouse facility or used to finance the purchase of new and used railcars until the expiration date of the facility on June 28, 2006. The facility requires that the Partnership place a security deposit with the lender equal to 10% of any outstanding borrowings. In the third quarter of 2004, the Partnership borrowed and repaid $6.8 million under the facility. As of September 30, 2004, there were no outstanding borrowing under the facility.

In the third quarter of 2004, the $7.5 million warehouse credit facility which the Partnership shared with several affiliated entities, was amended and the Partnership was removed from the facility.

The Partnership made the regularly scheduled principal payments totaling $0.1 million to the lender of the non-recourse debt during the nine months ended September 30, 2004.

11.  Commitments and Contingencies

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. The commitment requires a

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11.  Commitments and Contingencies (continued)

minimum of 30% of the railcars delivered under the arrangement be purchased and the remaining 70% of the railcars may be leased or purchased. As of September 30, 2004, TEC or an affiliated program have purchased 531 railcars, at a cost of $38.5 million, and have leased 494 railcars, exceeding the minimum purchase requirement under this commitment. The remaining 25 railcars to be purchased or leased under this commitment with a cost of $1.8 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

In the fourth quarter of 2003 and the second quarter of 2004, FSI exercised options under the above agreement to purchase or lease a total of 460 additional railcars which will be delivered in the fourth quarter of 2004 and in 2005. The commitment requires that a minimum of 30% of the total railcars to be delivered under the original agreement and the option be purchased and the remaining railcars may be leased or purchased. If purchased, the total cost for the 453 railcars is $32.3 million. TEC, the Partnership, an affiliated programs, or unaffiliated third party may purchase or lease these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

As of September 30, 2004, TEC is not required to purchase any of the remaining railcars under the commitment to meet its overall requirement that 30% of the total commitment be purchased.

During the third quarter of 2004, the General Partner committed to purchase 125 general service (GS) tank railcars to be delivered in the third quarter of 2005. The total cost of the 125 GS tank railcars is expected to be $8.9 million subject to adjustments for the price of steel. TEC, the Partnership, or an affiliated program may purchase these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

At September 30, 2004, railcars with an original equipment cost of $13.0 million were owned by FSI and its affiliate, some of which were purchased from the above transactions. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of these railcars.

12.  Recent Accounting Pronouncements

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. For existing entities, the Partnership is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Partnership.

For newly formed entities, FIN 46 is effective. FIN 46 did not impact the accounting for new entities formed in 2004.

13.   Subsequent Event

On November 1, 2004, the Partnership purchased, from an affiliate, an additional interest in CAL I and CAL II for a total of $0.1 million. This purchase will increase the Partnership's ownership in CAL I and CAL II from 39.6% to 40.5%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V’s (the Partnership’s) Operating Results for the Three Months Ended September 30, 2004 and 2003

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2004, compared to the same period of 2003. Gains and losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, impairment loss on equipment, general and administrative expenses, and (recovery of) provision for bad debts relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature `and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended September 30,
	2004	2003
Railcars	$267	$271
Aircraft	232	488
Marine containers	23	23
Trailers	19	38

Railcars: Railcar lease revenues and direct expenses were $0.3 million and $(9,000), respectively, for the three months ended September 30, 2004, compared to $0.5 million and $0.2 million, respectively, during the same period of 2003. During the three months ended September 30, 2004, a decrease in lease of $0.3 million and the decrease in direct expenses of $0.2 million was due to the Partnership transferring a portion of its owned railcar portfolio into an equity investment on July 1, 2004. The decrease in lease revenues was partially offset by an increase of $0.2 million due to the purchase and lease of railcars during the 2004.

Aircraft:  Aircraft lease revenues and direct expenses were $0.3 million and $18,000, respectively, for the three months ended September 30, 2004, compared to $0.6 million and $0.1 million, respectively, during the same period of 2003. A decrease in aircraft lease revenues of $0.2 million was due to the sale of owned aircraft during 2003 that were on-lease during the third quarter of 2003 and a reduction of $0.1 million was due to an aircraft being off-lease during the third quarter of 2004 that was on-lease during the same period of 2003. The decrease in direct expenses was due to a decrease in repairs and maintenance of $43,000 during the three months ended September 30, 2004 compared to the same period of 2003 resulting from the disposition of aircraft during 2004 and 2003.

(B)  Interest and Other Income

Interest and other income increased $0.8 million in the three months ended September 30, 2004 compared to the same period of 2003. During the third quarter of 2004, a former aircraft lessee agreed to pay $0.8 million as a settlement for not returning leased aircraft in the condition required in the lease agreement. A similar event did not occur during the same period of 2003.

(C)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.5 million for the three months ended September 30, 2004 decreased from $1.2 million for the same period in 2003. Significant variances are explained as follows:

(i)  General and administrative expenses decreased $0.3 million during the third quarter of 2004 compared to the same period 2003 was primarily due to lower professional costs associated with aircraft equipment;

(ii)  Impairment loss on equipment decreased $0.2 million in the third quarter of 2004 compared to the same period of 2003. During the three months ended September 30, 2004, the Partnership reduced the carrying value of the certain owned railcars $0.2 million to their estimated fair value. During same period of 2003, the Partnership reduced the carrying value of one owned aircraft $0.4 million to its estimated fair value;

(iii)  Depreciation and amortization expenses decreased $0.2 million compared to the same period 2003. A decrease of $0.4 million was caused by equipment dispositions during 2003 and 2004 and a decrease of $0.1 million was caused by the transfer of a portion of the Partnership's owned railcar portfolio into an equity investment during the third quarter of 2004. These decreases were partially offset by an increase of $0.3 million caused by the purchase of railcars during 2004;

(iv)    Recovery of bad debts increased $0.1 million in the three months ended September 30, 2004 compared to the same period of 2003 based on the General Partner’s evaluation of the collectability of receivables; and

(v)  A $0.1 million increase in interest expense was due to a higher average outstanding debt balance in the third quarter of 2004 compared to the same period of 2003.

(D)  Net Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the third quarter of 2004 totaled $0.3 million, and resulted from the sale of parts of a commercial aircraft, marine containers and railcars with a net book value of $0.9 million for proceeds of $1.2 million. The gain on the disposition of equipment for the third quarter of 2003 totaled $2.2 million, and resulted from the sale of a commercial aircraft, marine containers and railcars with a net book value of $0.2 million for proceeds of $2.4 million including $0.9 million of unused engine reserves.

(E)  Equity in Net Loss of Equity Investments

Equity in net (loss) income of equity investments generally represents the Partnership's share of the net income or loss generated from the operation of jointly owned entities accounted for under the equity method of accounting. The following table presents equity in net (loss) income by equipment type (in thousands of dollars):

	For the Three Months
	Ended September 30,
	2004	2003
Marine vessel	$282	$(62)
Railcars	(46)	--
Aircraft	(574)	15
Equity in net loss of equity investments	$(338)	$(47)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, interest expense and administrative expenses of the equity investments:

Marine vessel:  As of September 30, 2004 and 2003, the Partnership had an interest in an entity owning a marine vessel. During the third quarter of 2004, lease revenues of $1.1 million were offset by depreciation expense, direct expenses and administrative expenses of $0.8 million. During the third quarter of 2003, lease revenues of $0.8 million were offset by depreciation expense, direct expenses and administrative expenses of $0.9 million.

Marine vessel lease revenues increased $0.2 million during the three months ended September 30, 2004 compared to the same period 2003 due to the marine vessel earning a higher lease rate compared to the same period 2003.

Direct expenses decreased $0.1 million during the three months ended September 30, 2004 compared to the same period of 2003 due to lower operation expenses.

Railcars: As of September 30, 2004, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During the three months ended September 30, 2004, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, interest expense and administrative expenses of $0.5 million. The Partnership had no equity investments that owned railcars during the three months ended September 30, 2003.

Aircraft: As of September 30, 2004, the Partnership owned an interest in an entity owning two commercial aircraft on a direct finance lease, an interest in two entities each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. As of September 30, 2003, the Partnership owned an interest in an entity owning two commercial aircraft on a direct finance lease and an interest in an entity owning other aircraft related assets.

During the three months ended September 30, 2004, entities owning equipment generated revenues of $0.3 million which were offset by depreciation expense, interest expense, direct expenses and administrative expenses of $0.9 million. During the same period of 2003, entities owning equipment generated revenues of $21,000 which were offset by direct expenses and administrative expenses of $7,000. During the three months ended September 30, 2004, contribution from an entity owning other aircraft related assets decreased $10,000 compared to 2003.

Aircraft revenues increased $0.3 million due to the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the three months ended September 30, 2004. This increase was partially offset by a decrease of $18,000 due to a lower outstanding principal balance on the finance lease compared to 2003.

Depreciation expense, direct expenses, interest expense and administrative expenses increased $0.9 million during the three months ended September 30, 2004 compared to the same period 2003. Depreciation expense increased $0.7 million caused by the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the three months ended September 30, 2004. An additional increase of $0.2 million was caused by interest expense from the non-recourse debt in the two entities that each purchased two aircraft in the third quarter of 2004. Equity investments during the same period of 2003 did not have any debt or interest expense from debt.

(F)  Net Income

As a result of the foregoing, the Partnership’s net income for the three months ended September 30, 2004 was $0.8 million, compared to net income of $1.9 million during the same period in 2003. The Partnership’s ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the three months ended September 30, 2004 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Nine Months Ended September 30, 2004 and 2003

(A)  Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the nine months ended September 30, 2004, compared to the same period of 2003. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Nine Months
	Ended September 30,
	2004	2003
Railcars	$1,075	$808
Aircraft	720	2,614
Trailers	83	133
Marine containers	69	93

Railcars: Railcar lease revenues and direct expenses were $1.3 million and $0.3 million, respectively, for the nine months ended September 30, 2004, compared to $1.3 million and $0.5 million, respectively, during the same period of 2003. Although lease revenues remained the same for both periods, lease revenues increased $0.4 million during the nine months ended September 30, 2004 due to the purchase and lease of railcars during the 2004 and 2003. This increase was offset by a decrease of $0.3 million due to the transfer of a portion of the Partnership's owned railcar portfolio into an equity investment during the third quarter of 2004 and a decrease of $0.1 million due to the sale of railcars that were on lease during the nine months ended September 30, 2003.

Aircraft:  Aircraft lease revenues and direct expenses were $0.8 million and $0.1 million, respectively, for the nine months ended September 30, 2004, compared to $2.8 million and $0.2 million, respectively, during the same period of 2003. During the nine months ended September 30, 2004, a decrease in aircraft lease revenues of $1.6 million was due to the sale of owned aircraft during 2003 that were on-lease during the first nine months of 2003, a decrease of $0.2 million was due to the reduction in the lease rate of an aircraft during the third quarter 2003, and a decrease of $0.2 million was due to an aircraft being off-lease during most of 2004 that was on-lease the entire nine months of 2003.

Trailers:  Trailer lease revenues and direct expenses were $0.3 million and $0.2 million, respectively, for the nine months ended September 30, 2004, compared to $0.2 million and $0.1 million, respectively, during the same period of 2003. Trailer lease revenues increased $0.1 million due to earning a higher lease rate compared to the same period of 2003. Trailer direct expenses increased $0.1 million due to an increase in repairs and maintenance.

Marine containers:  Marine container lease revenues and direct expenses were $0.1 million and $1,000, respectively, for the nine months ended September 30, 2004, compared to $0.2 million and $37,000, respectively, during the same period of 2003, respectively. The decrease in marine container contribution was due to the sale of marine containers during 2004 and 2003.

(B)  Interest and Other Income

Interest and other income increased $0.8 million in the nine months ended September 30, 2004 compared to the same period of 2003. During the third quarter of 2004, a former aircraft lessee agreed to pay $0.8 million as a settlement for not returning leased aircraft in the condition required in the lease agreement. A similar event did not occur during the same period of 2003.

(C)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.3 million for the nine months ended September 30, 2004 decreased from $4.4 million for the same period in 2003. Significant variances are explained as follows:

(i)  A $1.4 million decrease in the impairment loss on equipment resulted from the Partnership reducing the carrying value of an owned aircraft $1.6 million to its estimated fair value during the nine months ended September 30, 2003 compared to the Partnership reducing the carrying value of owned railcars $0.2 million to its estimated fair value during the same period of 2004;

(ii)  Recovery of bad debts increased $0.7 million in the first nine months of 2004 compared to the same period of 2003. During 2004 and 2003, recovery of bad debts of $1.3 million and $1.1 million, respectively, was due to the collection of bad debts primarily from one former aircraft lessee that had been previously written off. During 2003, the recovery of bad debts was partially offset by $0.5 million increase in bad debt expense based on the General Partner’s evaluation of the collectability of receivables;

(iii)  Depreciation and amortization expenses decreased $0.2 million during the nine months ended September 30, 2004 compared to the same period from 2003. A decrease of $0.6 million caused by equipment sales during 2004 and 2003, a decrease of $0.1 million caused by the transfer of a portion of the Partnership owned railcars portfolio into an equity investment, and a decrease of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. These decreases were partially offset by an increase of $0.6 million caused by the purchase of railcars during 2004 and 2003;

(iv)  A $0.1 million increase in interest expense was due to a higher average outstanding debt balance during the first nine months of 2004 compared to the same period of 2003; and

(v)    General and administrative expenses increased $0.1 million during the nine months ended September 30, 2004 compared to the same period 2003 due to additional professional costs associated with equipment acquisitions.

(D)  Net Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the nine months ended September 30, 2004 totaled $1.0 million, and resulted from the sale of two commercial aircraft, parts from a commercial aircraft, marine containers and railcars with a net book value of $1.7 million for proceeds of $2.8 million. The gain on the disposition of equipment for the nine months ended September 30, 2003 totaled $4.0 million, and resulted from the sale of commercial aircraft, marine containers and railcars with a net book value of $0.2 million for proceeds of $4.2 million including $1.8 million of unused engine reserves.

(E)  Equity in Net (Loss) Income of Equity Investments

Equity in net (loss) income of equity investments generally represents the Partnership's share of the net loss or income generated from the operation of jointly owned entities accounted for under the equity method of accounting. The following table presents equity in net (loss) income by equipment type (in thousands of dollars):

	For the Nine Months
	Ended September 30,
	2004	2003
Marine vessel	$290	$1,311
Railcars	(46)	--
Aircraft	(520)	47
Equity in net (loss) income of equity investments	$(276)	$1,358

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, gain on equipment disposition, depreciation expense, direct expenses, interest expense and administrative expenses of the equity investments:

Marine vessel:  As of September 30, 2004 and 2003, the Partnership had an interest in an entity owning a marine vessel. During the nine months ended September 30, 2004, lease revenues of $2.3 million were partially offset by depreciation expense, direct expenses and administrative expenses of $2.1 million. During the nine months ended September 30, 2003, lease revenues of $3.1 million and the gain of $0.9 million from the sale of an entity that owned a marine vessel in which the Partnership had an interest were offset by depreciation expense, direct expenses and administrative expenses of $2.7 million.

Marine vessels lease revenues decreased $0.8 million during the nine months ended September 30, 2004. A decrease of $0.4 million was due to the sale of one marine vessel in which the Partnership had an interest and a decrease of $0.6 million was due to the remaining marine vessel being off-lease approximately 40 days more than the same period of 2003 while undergoing major maintenance. These decreases were partially offset by an increase of $0.2 million due to the marine vessel earning a higher lease rate during the nine months ended September 30, 2004 compared to the same period of 2003

Marine vessel depreciation expense, direct expenses, and administrative expenses decreased $0.4 million during the nine months ended September 30, 2004 due to the sale of a marine vessel during 2003 and decreased $0.3 million due to lower operating expenses resulting from being off-lease for approximately 40 days while undergoing scheduled major maintenance during 2004 when compared to 2003 during which a similar event did not occur.

Railcars: As of September 30, 2004, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During the nine months ended September 30, 2004, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, interest expense and administrative expenses of $0.5 million. The Partnership had no equity investments that owned railcars during the nine months ended September 30, 2003.

Aircraft: As of September 30, 2004, the Partnership owned an interest in an entity owning two commercial aircraft on a direct finance lease, an interest in two entities each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. As of September 30, 2003, the Partnership owned an interest in an entity owning two commercial aircraft on a direct finance lease and an interest in an entity owning other aircraft related assets.

During the nine months ended September 30, 2004, entities owning equipment generated revenues of $0.3 million which were offset by depreciation expense, interest expense, direct expenses and administrative expenses of $0.9 million. During the same period of 2003, entities owning equipment generated revenues of $0.1 million which were partially offset by direct expenses and administrative expenses of $25,000. During the nine months ended September 30, 2004, contribution from an entity owning other aircraft related assets increased $38,000 compared to 2003.

Aircraft revenues increased $0.3 million due to the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the third quarter of 2004. This increase was partially offset by a decrease of $42,000 due to a lower outstanding principal balance on the finance lease compared to 2003.

Depreciation expense, interest expense, direct expenses and administrative expenses increased $0.9 million during the nine months ended September 30, 2004 compared to the same period 2003. Depreciation expense increased $0.7 million caused by the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the third quarter of 2004. An additional increase of $0.2 million was caused by interest expense from the non-recourse debt in the two entities that each purchased two aircraft in the third quarter of 2004. Equity investments during the same period of 2003 did not have any debt or interest expense from debt.

(F)   Net Income

As a result of the foregoing, the Partnership’s net income for the nine months ended September 30, 2004 was $1.4 million, compared to net income of $4.8 million during the same period in 2003. The Partnership’s ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the nine months ended September 30, 2004 is not necessarily indicative of future periods.

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

(III)  FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 2004, the Partnership generated cash from operations of $3.1 million to meet its operating obligations, purchase additional equipment, pay debt and interest, and maintain working capital reserves.

During the nine months ended September 30, 2004, the Partnership purchased a fleet of railcars for $12.3 million and paid FSI or its affiliates $0.6 million for acquisition fees and $0.1 million for lease negotiation fees. During the nine months ended September 30, 2004, the Partnership disposed of owned equipment with a net book value of $0.9 million and received aggregate proceeds of $2.8 million. The Partnership also transferred a portion of its owned railcar portfolio with a net book value of $5.2 million into an equity investment.

Restricted cash decreased $0.1 million during the nine months ended September 30, 2004 resulting from the withdrawal of the lender from the Partnership's debt facility that required these deposits. No such deposits were required from the new lender.

Accounts and other receivable decreased $0.6 million during the nine months ended September 30, 2004. A decrease of $0.1 million was due to the timing of lease receipts and a decrease of $1.8 million resulting from the collection from the other receivable. These decreases were partially offset by an increase of $1.3 million due to the collection of outstanding receivables previously reserved for as a bad debt.

Equity investments in affiliated entities increased $5.4 million during the nine months ended September 30, 2004. An increase of $5.6 million caused by the Partnership's net investment into three newly formed equity investments by the transfer of owned railcars with a net book value of $5.2 million and cash investment of $22.8 million being partially off-set by decreases caused by non-operating cash distributions of $22.4 million. In addition, an increase of $20,000 from operating cash contributions to fund scheduled major maintenance expenses was offset by a decrease of $0.3 million caused by the loss recorded by the Partnership for its interests in the equity investments.

Deferred charges increased $0.2 million primarily due to the payment of debt placement fees to the lender of the new debt facility.

Prepaid expenses decreased $0.1 million during the nine months ended September 30, 2004 due primarily to the refund of a deposit.

Accounts payable decreased $0.2 million during the nine months ended September 30, 2004 due to the timing of payments to vendors.

During the nine months ended September 30, 2004, the Partnership made the regularly scheduled principal payments of $0.1 million to the lender of the non-recourse debt.

On July 1, 2004, the Partnership transferred 382 owned railcars with a net book value of $5.2 million into a newly formed equity investment PLM Rail Partners, LLC (PLM Rail Partners) which is jointly owned with two affiliated partnerships. The Partnership owns a 22.9% interest in PLM Rail Partners. PLM Rail Partners borrowed $25.3 million. The loan is non-recourse to the Partnership and is collateralized by the railcars and future lease payments. During July 2004, proceeds of $5.2 million from this loan were distributed to the Partnership. The Partnership intends to purchase additional equipment with these proceeds.

The loan amount of $25.3 million consists of two tranches of borrowings, tranche A with an interest rate of 5.65% and tranche B with an interest rate of 7.25%. Tranche A, for $15.7 million, will be repaid with quarterly principal payments of $0.7 million totaling $1.3 million in 2004, $2.6 million in 2005, 2006, 2007, 2008, 2009 and $1.3 million in 2010. Tranche B, for $9.6 million, will be repaid with quarterly payments totaling $0.9 million in 2010, $1.4 million in 2011, a quarterly payment of $0.2 million in March of 2012 and a balloon payment of $7.0 million in June 2012. PLM Rail Partners made the regularly scheduled principal payment of $0.7 million to the lender during the third quarter of 2004.

At the end of each quarter, cash remaining in PLM Rail Partners after payment of all operating expenses, required debt payment, all fees and expenses, will be distributed at the rate of 25% as a prepayment of tranche A loan and 75% to the owners based on their proportional share of ownership.

During the nine months ended September 30, 2004, the Partnership, with three affiliated entities, formed two new entities, PLM CAL I LLC (CAL I) and PLM CAL II LLC (CAL II). The Partnership contributed a total of $22.8 million to these entities and owns a 39.6% interest in CAL I and CAL II. CAL I and CAL II each own two Boeing 737-500 stage III commercial aircraft. CAL I and CAL II each assumed two loans totaling $25.7 million that bear an interest rate of 7.46% and 7.42%. The loans are non-recourse to the Partnership and are collateralized by the aircraft and future lease payments. CAL I and CAL II distributed a total of $17.2 million as a non-operating cash distribution to the Partnership during the third quarter of 2004.

The Partnership's proportional share of acquisition fees, lease negotiation fees and debt placements fees paid by CAL I and CAL II to an affiliate of the General Partner totaled $1.5 million.

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. The commitment requires a minimum of 30% of the railcars delivered under the arrangement be purchased and the remaining 70% of the railcars may be leased or purchased. As of September 30, 2004, TEC or an affiliated program have purchased 531 railcars, at a cost of $38.5 million, and have leased 494 railcars, exceeding the minimum purchase requirement under this commitment. The remaining 25 railcars to be purchased or leased under this commitment with a cost of $1.8 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

In the fourth quarter of 2003 and the second quarter of 2004, FSI exercised options under the above agreement to purchase or lease a total of 460 additional railcars which will be delivered in the fourth quarter of 2004 and in 2005. The commitment requires that a minimum of 30% of the total railcars to be delivered under the original agreement and the option be purchased and the remaining railcars may be leased or purchased. If purchased, the total cost for the 453 railcars is $32.3 million. TEC, the Partnership, an affiliated programs, or unaffiliated third party may purchase or lease these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

As of September 30, 2004, TEC is not required to purchase any of the remaining railcars under the commitment to meet its overall requirement that 30% of the total commitment be purchased.

During the third quarter of 2004, the General Partner committed to purchase 125 general service (GS) tank railcars to be delivered in the third quarter of 2005. The total cost of the 125 GS tank railcars is expected to be $8.9 million subject to adjustments for the price of steel. TEC, the Partnership, or an affiliated program may purchase these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

At September 30, 2004, railcars with an original equipment cost of $13.0 million were owned by FSI and its affiliates, some of which were purchased from the above transactions. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of these railcars.

Commitments and contingencies as of September 30, 2004 are as follows (in thousands of dollars):

		Less than	1-3
Partnership Obligations:	Total	1 Year	Years

Non-recourse debt	$740	$206	$534

Affiliate Obligations:

Commitment to purchase railcars	$38,688	$25,584	$13,104
1 While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

(IV)  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. For existing entities, the Partnership is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Partnership.

For newly formed entities, FIN 46 is effective. FIN 46 did not impact the accounting for new entities formed in 2004.

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

Other factors affecting the Partnership’s contribution during the remainder of 2004 and beyond include:

(1)  The Partnership’s marine containers are in excess of 14 years of age and are no longer suitable for use in international commerce either due to their specific physical condition or lessees’ preferences for newer equipment. Demand for these marine containers will continue to be weak due to their age;

(2)  Economic recovery in the railcar segment continues to be strong. Overall railcar loadings continue to be forecast to grow approximately 6% for the remainder of 2004. Railcar manufacturers now have full production schedules until the summer of 2005 for tank railcars.

The Partnership's railcar fleet is largely used by a broadly defined chemical sector. Chemical and petroleum railcar loadings are projected to grow at a substantially higher rate this year than the 3% per year long run average. The continuation of high steel prices have resulted in increases in the price of a new tank railcars and lease rates have now increased in response this price increase. While this improves returns for railcar lessors in the short run, reduced railcar availability and higher lease costs along with railroad operating inefficiencies may cause the chemical industry growth to slow and perhaps cause chemical producers to shift to other forms of transportation. Also, there are a number of potential new railroad operating requirements and regulations which, if adopted, could increase the cost of railcar ownership. At present, the Partnership's tank railcar fleet is highly utilized and appears to be in a position to remain so for the foreseeable future;

(3)  The Partnership has an investment in a double-hull product tanker constructed in 1985 that operates in international markets carrying a variety of clean commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions. The marine vessel owned by an entity in which the Partnership has an interest is 19 years old which may limit its future marketability. Marine vessels 20 years of age typically earn a lower lease rate than newer marine vessels and may have increased off-hire time.

The charter market for tankers is expected to remain strong for the remainder of 2004;

(4)  Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The General Partner believes that there is a significant oversupply of commercial aircraft available that has caused a decrease in aircraft fair market values. The General Partner believes prices on selected aircraft have reached levels which make them attractive investment opportunities.

A former aircraft lessee returned its leased aircraft in a condition not in accordance with the lease agreement. In addition, this lessee owed the Partnership approximately $0.7 million for past lease payments. In September 2004, the Partnership and the former lessee entered into an agreement totaling $1.5 million to include the unpaid lease payments and a settlement for returning the leased aircraft in a condition not in accordance with the lease agreement. The note requires payments of $0.2 million per month through April 2005, at which time the outstanding remaining balance will be paid using security deposits and cash held in an escrow account. Unpaid outstanding amounts accrue interest at a rate of 5%. As of November 12, 2004, payments on this note are current.

The Partnership currently owns a DHC-8-102 commuter aircraft that is on consignment to a vendor who will part-out the aircraft and a Boeing 737-200 that is off-lease and being marketed for lease or sale. Due to the economic condition of the airline industry, this aircraft may be off-lease for a considerable period of time.

(5)  The Partnership is expected to have increased general and administrative costs as the General Partner liquidates other investment programs that currently share certain general and administrative expenses; and

(6)  General and administrative expenses are expected to increase over the next 15 months due to additional expenses required to meet compliance standards of the Sarbanes - Oxley Act.

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

The General Partner believes prices on certain transportation equipment, primarily railcar equipment, selected aircraft equipment and certain types of non-transportation related equipment, have reached attractive levels and is currently in the market to make investments in 2004. The General Partner believes that equipment purchased in today's economic environment may appreciate. Accordingly, the General Partner believes that most of the cash currently held by the Partnership will be used to purchase additional equipment.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1	First Amendment to Amended and Restated Warehouse Credit Agreement dated September 3, 2004.

10.2  PLM CAL I LLC operating agreement dated June 4, 2004.

10.3  PLM CAL II LLC operating agreement dated June 4, 2004.

10.4  PLM CAL I LLC equipment purchase agreement dated August 26, 2004.

10.5  PLM CAL II LLC equipment purchase agreement dated August 26, 2004.

31.1	Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

31.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

32.1	Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

32.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

(b)   Reports on Form 8-K

1.	Report 8-K dated September 27, 2004, announcing that Ernst & Young LLP would not act as the Partnership’s independent auditor after the review and the filing of the Partnership's third quarter report on Form 10-QSB.

2.	Report 8-KA dated October 13, 2004, announcing that Ernst & Young LLP had declined to stand for re-election as the Partnership’s independent auditor after that review and the filing of the Partnership's third quarter report on Form 10-QSB.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM EQUIPMENT GROWTH FUND V

By:   PLM Financial Services, Inc.
   General Partner

Date:  November 12, 2004                   By:   /s/ Richard K Brock
Richard K Brock
Chief Financial Officer

Exhibit 31.1

CONTROL CERTIFICATION

I, James A. Coyne, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund V.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November12, 2004
    By:  /s/ James A. Coyne
                                                              James A. Coyne
                                                              President

Exhibit 31.2

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund V.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November12, 2004
    By:  /s/ Richard K Brock
                                                              Richard K Brock
                                                              Chief Financial Officer
                                                              (Principal Financial Officer)

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of PLM Equipment Growth Fund V (the “Partnership”), on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the President of the General Partner and of the Partnership, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)   the Report of the Partnership filed today fully complies with the requirements of Section 13(a) and 15 (d) of the Securities Exchange Act of 1934; and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ James A. Coyne
James A. Coyne
President of PLM Financial Services, Inc
November 12, 2004

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of PLM Equipment Growth Fund V (the “Partnership”), on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Chief Financial Officer of the General Partner and of the Partnership, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)   the Report of the Partnership filed today fully complies with the requirements of Section 13(a) and 15 (d) of the Securities Exchange Act of 1934; and

(2)   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Richard K Brock
Richard K Brock
Chief Financial Officer of PLM Financial Services, Inc.
(Principal Financial Officer)
November 12, 2004