Form 10QSB
period 2005-03-31
PLM EQUIPMENT GROWTH FUND V
filed 2005-05-11
CIK 857645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 01-19203
_______________________

PLM EQUIPMENT GROWTH FUND V

(Exact name of Registrant as specified in its charter)

Delaware 94-3104548
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

200 Nyala Farms Road .
Westport, CT 06880
(Address of principal executive offices) (Zip code)

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

--

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)

Assets

Equipment held for operating leases, at cost	$32,291	$37,533
Less accumulated depreciation	(22,876)	(27,645)
Net equipment	9,415	9,888

Cash and cash equivalents	7,767	5,736
Restricted cash	2,007	1,998
Accounts and other receivables, less allowance for doubtful accounts of $7 in 2005 and $10 in 2004	1,075	1,289
Equity investments in affiliated entities	10,105	11,161
Other assets, net of accumulated amortization of $163 in 2005 and $121 in 2004	511	493

Total assets	$30,880	$30,565

Liabilities and partners’ capital

Liabilities:

Accounts payable and accrued expenses	$78	$288
Due to affiliates	22	23
Non-recourse debt	658	732
Reserve for repairs	-	500
Lessee deposits	413	413
Total liabilities	1,171	1,956

Commitments and contingencies

Partners' capital:

Limited partners (8,478,448 limited partnership units outstanding)	29,709	28,609
General Partner	-	-
Total partners' capital	29,709	28,609

Total liabilities and partners’ capital	$30,880	$30,565

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Revenues

Lease revenue	$583	$928
Interest and other income	51	58
Gain on disposition of equipment	1,059	287
Total revenues	1,693	1,273

Expenses

Depreciation and amortization	341	556
Operations support	18	229
Management fees to affiliate	38	58
Interest expense	82	19
General and administrative expenses to affiliates	36	108
Other general and administrative expenses	88	450
Recovery of bad debts	(4)	(231
Total expenses	599	1,189

Equity in net income of equity investments	6	65

Net income	$1,100	$149

Partners' share of net income

Limited partners	$1,100	$149
General Partner	-	-

Total	$1,100	$149

Limited partners’ net income per weighted-average limited partnership unit	$0.13	$0.02

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
( A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2004 to March 31, 2005
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total

Partners’ capital as of December 31, 2004	$28,609	$-	$28,609

Net income	1,100	-	1,100
Partners' capital as of March 31, 2005	$29,709	$-	$29,709

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004

Net income	$1,100	$149
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	341	556
Amortization of debt placement costs	31	1
Recovery of bad debts	(4)	(231)
Gain on disposition of equipment	(1,059)	(287)
Equity in net income from equity investments	(6)	(65)
Distributions from equity investments	1,062	170
Changes in operating assets and liabilities:
Accounts receivable and other receivables	703	1,921
Other assets	(80)	(88)
Accounts payable and accrued expenses	(210)	201
Due to affiliates	(1)	49
Lessee deposits	--	14
Net cash provided by operating activities	1,877	2,390

Investing activities
(Refunds from) payments for purchase
of equipment and capitalized repairs	9	(3,260)
Payments of acquisition fees to affiliate	--	(147)
Payments of lease negotiation fees to affiliate	--	(32)
(Increase) decrease in restricted cash	(9)	60
Payments on finance lease receivable	19	--
Proceeds from disposition of equipment	209	668
Net cash provided by (used in) investing activities	228	(2,711)

Financing activities
Payments of non-recourse debt	(74)	(48)
Net cash used in financing activities	(74)	(48)

Net increase (decrease) in cash and cash equivalents	2,031	(369)
Cash and cash equivalents at beginning of period	5,736	18,049
Cash and cash equivalents at end of period	$7,767	$17,680

Supplemental information

Interest paid	$51	$18
Non-cash item included in accounts receivable and other
receivables resulting from equipment sales	$485	$--

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2004 Annual Report (Form 10-KSB) of PLM Equipment Growth Fund V (the Partnership) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2004 Annual Report in Form 10-KSB.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at March 31, 2005 and December 31, 2004, condensed statements of income for the three months ended March 31, 2005 and 2004, condensed statements of changes in partners’ capital for the period from December 31, 2004 to March 31, 2005, and the condensed statements of cash flows for the three months ended March 31, 2005 and 2004 have been made and are reflected.

2. Schedule of Partnership Phases

The Partnership may not reinvest cash flow generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2010, unless terminated earlier upon the sale of all of the equipment or by certain other events. Although the Partnership is scheduled to terminate on December 31, 2010, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006.

3. Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2005 presentation. These reclassifications did not have any effect on total assets, total liabilities, partners’ capital, or net income.

4. Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2005 and December 31, 2004 includes $22,000 and $23,000, respectively, due to FSI and its affiliates for management fees.

During the three months ended March 31, 2005 and 2004, the Partnership incurred acquisition, lease negotiation, management fees and data processing and administrative expenses to FSI or its affiliates. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
	2005	2004	2005	2004
Acquisition fees	$--	$147	$--	$--
Lease negotiation fees	--	32	--	--
Management fees	38	58	119	26
Data processing and administrative
expenses	36	108	109	7

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Transactions with General Partner and Affiliates (continued)

During the three months ended March 31, 2004, the Partnership purchased $3.3 million in railcars from FSI or its affiliates and paid $0.1 million for acquisition fees and $32,000 for lease negotiation fees. The Partnership's cost for these railcars was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. No equipment was purchased from FSI or its affiliates during the three months ended March 31, 2005.

5. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004

Aircraft	$19,854	$24,937
Rail equipment	11,001	11,160
Marine containers	1,436	1,436
	32,291	37,533
Less accumulated depreciation	(22,876)	(27,645)
Net equipment	$9,415	$9,888

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of March 31, 2005, all owned equipment in the Partnership’s portfolio was on lease except for one aircraft and 3 railcars with an aggregate net book value of $0.1 million. As of December 31, 2004, all owned equipment in the Partnership’s portfolio was on lease except for two aircraft and 22 railcars with an aggregate net book value of $0.8 million.

During the three months ended March 31, 2004, the Partnership purchased a fleet of railcars for $3.4 million including acquisition fees of $0.1 million. No equipment was purchased during the three months ended March 31, 2005.

During the three months ended March 31, 2005, the Partnership disposed of parts from a commercial aircraft, a commercial aircraft and railcars with an aggregate net book value of $0.1 million for proceeds of $0.7 million, of which $0.5 million is in receivables at March 31, 2005, and reversed $0.5 million of unused engine reserves which resulted in a gain of $1.1 million. The receivable is expected to be collected in the second quarter of 2005. During the three months ended March 31, 2004, the Partnership disposed of parts of a commercial aircraft, marine containers and railcars with an aggregate net book value of $0.4 million for proceeds of $0.7 million which resulted in a gain of $0.3 million.

6. Equity Investment in Affiliated Entities

The Partnership owns equipment jointly with affiliated programs and non-affiliated entities.

Ownership interest is based on the Partnership’s contribution towards the cost of the assets in the equity investments. The Partnership’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this is that certain fees such as management fees, acquisition fees, lease and re-lease fees vary among the owners of the equity investments. The Partnership’s investment in equity investments includes acquisition fees, lease negotiation fees, and debt placement fees paid by the Partnership to the General Partner or its affiliates.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Equity Investment in Affiliated Entities (continued)

The Partnership’s equity interest in the net income (loss) of equity investments is reflected net of management fees incurred and the amortization of acquisition fees, lease negotiation fees and debt placement fees.

The tables below set forth 100% of the lease revenues and interest and other income, gain on disposition of equipment, depreciation and amortization expense, interest expense, operations support and indirect expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three months ended March 31, 2005 and 2004 (in thousands of dollars):

		Aero	PLM
For the three months ended	Lion	California	Worldwide
March 31, 2005	Partnership1	Trust2	Leasing3

Lease revenues and interest and other income	$3,163	$7	$312
Gain on disposition of equipment	--	--	5
Less: Depreciation and amortization expense	279	--	--
Operations support	1,291	4	--
Indirect expenses	176	3	308
Net income	$1,417	$--	$9

Partnership’s share of net income	$663	$--	$2

For the three months ended	PLM Rail	PLM CAL I	PLM CAL II
March 31, 2005 (continued)	Partners LLC4	LLC5	LLC6	CFHS 7	Total

Lease revenues and interest and other income	$1,897	$967	$958	$571
Gain on disposition of equipment	244	--	--	--
Less: Depreciation and amortization expense	931	1,235	1,234	1,380
Interest expense	(8)	490	489	--
Operations support	463	--	--	--
Indirect expenses	202	27	27	24
Net income (loss)	$553	$(785)	$(792)	$(833)

Partnership’s share of net income (loss)	$127	$(313)	$(316)	$(157)	$6

Aero
For the three months ended	Lion	California	Clement
March 31, 2004	Partnership1	Trust2	Partnership8	Total

Lease revenues and interest and other income	$1,372	$49	$--
Less: Depreciation and amortization expense	279	--	--
Operations support	911	9	3
Indirect expenses	80	26	(28)
Net income (loss)	$102	$14	$25

Partnership’s share of net income (loss)	$48	$4	$13	$65
1	The Partnership owns a 48% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2  The Partnership owns a 25% interest in the Aero California Trust that was formed in 1996 that owned two stage III commercial aircraft on a direct finance lease.
3	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995.
4	The Partnership owns a 23% interest in PLM Rail Partners, LLC that was formed in the third quarter of 2004 that owns various types of railcars.
5	The Partnership owns a 40% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 40% interest in the PLM CAL II LLC that was formed in the fourth quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 19% interest in CFHS that was formed in the third quarter of 2004 that owns various types of machinery and other equipment.
8	The Partnership owned a 50% interest in the Clement Partnership that was formed in 1991 that owned a product tanker which was sold during 2003.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Equity Investments in Affiliated Entities (continued)

As of March 31, 2005, all jointly-owned assets in the Partnership’s equity investment portfolio was on lease except for 121 railcars with a net book value of $0.8 million. As of December 31, 2004, all jointly owned assets in the Partnership’s equity investment portfolio was on lease except for 101 railcars with a net book value of $0.6 million.

In the first quarter of 2005, the lessee of the two stage III commercial aircraft on a direct finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft in accordance with the lease agreement. The aircraft were sold for their net book value.

7. Operating Segments

The Partnership operates in six primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing machinery and other equipment leasing and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. There were no intersegment revenues for the three months ended March 31, 2005 and 2004. The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Machinery	Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	And Other	Container
March 31, 2005	Leasing	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$240	$342	$--	$--	$1	$--	$583
Interest income and other income	--	14	11	3	--	--	23	51
Gain on disposition of equipment	--	1,051	8	--	--	--	--	1,059
Total revenues	--	1,305	361	3	--	1	23	1,693

Expenses
Depreciation and amortization	--	4	337	--	--	--	--	341
Operations support	--	4	14	--	--	--	--	18
Management fees to affiliate	--	10	24	4	--	--	--	38
Interest expense	--	--	82	--	--	--	--	82
General and administrative expenses	--	11	34	--	--	--	79	124
Recovery of bad debts	--	--	(4)	--	--	--	--	(4)
Total expenses	--	29	487	4	--	--	79	599
Equity in net income (loss) of equity
investments	663	(627)	127	--	(157)	--	--	6
Net income (loss)	$663	$649	$1	$(1)	$(157)	$1	$(56)	$1,100
Total assets as of March 31, 2005	$2,668	$4,820	$11,798	$165	$3,491	$39	$7,899	$30,880

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
March 31, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[2]	Total

Revenues
Lease revenue	$--	$332	$472	$97	$27	$--	$928
Interest income and other income	--	18	--	--	--	40	58
Gain on disposition of equipment	--	--	211	--	76	--	287
Total revenues	--	350	683	97	103	40	1,273

Expenses
Depreciation and amortization	--	284	239	31	--	2	556
Operations support	--	50	124	54	1	--	229
Management fees to affiliate	--	15	38	4	1	--	58
Interest expense	--	--	19	--	--	--	19
General and administrative expenses	--	269	40	12	--	237	558
Recovery of bad debts	--	(229)	(2)	--	--	--	(231)
Total expenses	--	389	458	101	2	239	1,189
Equity in net income of equity
investments	61	4	--	--	--	--	65
Net income (loss)	$61	$(35)	$225	$(4)	$101	$(199)	$149
Equipment purchases and
capitalized repairs	$--	$--	$3,260	$--	$--	$--	$3,260
Acquisition fees to affiliate	$--	$--	$147	$--	$--	$--	$147
1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets. Also includes certain interest income and costs not identifiable to a particular segment, such as certain general and administrative and operations support expenses.

2	Includes interest income and costs not identifiable to a particular segment, such as certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Net Income Per Weighted-Average Limited Partnership Unit

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three months ended March 31, 2005 and 2004 was 8,478,448.

9. Accounts and Other Receivables

Accounts and other receivables represent balances due from current or former lessees for unpaid balances incurred from leasing and selling Partnership owned equipment. The components of accounts and other receivables were as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004

Trade accounts receivable	$199	$362
Other receivable	883	937
Allowance for doubtful accounts	(7)	(10)
	$1,075	$1,289

At March 31, 2005, the balance in other receivable was due from a former aircraft lessee for past due lease payments, the purchase of an owned commercial aircraft and in settlement for returning aircraft not in accordance with the lease agreement. At December 31, 2004, the balance in other receivable was due from a former aircraft lessee for past due lease payments and in settlement for returning aircraft not in accordance with the lease agreement. The other receivable is scheduled to be fully paid during the second quarter of 2005. Interest accrues at a rate of 5% on the outstanding other receivable balance.

10. Other Assets

The components of the other assets, net, were as follows (in thousands of dollars):
	March 31,	December 31,
	2005	2004
Debt placement fee, net	$143	$174
Finance lease receivable	143	162
Prepaid expenses and deposits	132	52
Lease negotiation fees to affiliate, net	93	105
	$511	$493
11. Debt

The Partnership made the regularly scheduled principal payments totaling $74,000 to the lender of the non-recourse debt during the three months ended March 31, 2005.

12. Concentrations of Credit Risk

No single Partnership lessee accounted for 10% or more of the total consolidated revenues for the owned equipment and partially owned equipment during the three months ended March 31, 2005 or 2004. In 2005, however, Varig South America purchased a commercial aircraft from the Partnership and the gain from the sale accounted for 21% of total revenues from owned equipment and jointly owned equipment. No single lessee accounted for more than 10% of the consolidated revenues for the owned equipment and jointly owned equipment during the three months ended March 31, 2004.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Concentrations of Credit Risk (continued)

As of March 31, 2005 and December 31, 2004, the Partnership’s customers that accounted for 10% or more of the total accounts receivable for the owned equipment and jointly owned equipment was Varig South America (54% in 2005 and 42% in 2004), Stena Bulk LLC (35% in 2005 and 28% in 2004) and Continental Airlines, Inc. (21% in 2005).

As of March 31, 2005 and December 31, 2004, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

13. Commitments and Contingencies

In 2004, the General Partner signed a legally binding commitment on behalf of the Partnership to purchase 28 newly constructed tank railcars for $2.0 million. The funds to purchase these railcars were placed in an escrow account with an unaffiliated third party as escrow agent during December 2004 and are included in restricted cash on the accompanying balance sheets. These railcars are expected to be purchased during the second and third quarters of 2005.

Contingencies

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. The General Partner does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

14. Recent Accounting Pronouncements

In March 2004, Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1).”  EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Partnership has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1.  The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. The General Partner does not anticipate that issuance of a final consensus will materially impact the Partnership’s financial condition or results of operations.

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

15. Subsequent Event

During April 2005, the General Partner declared a cash distribution of $0.50 per limited partnership unit to be paid on May 20, 2005 to the record holders as of that date. The total cash distribution to the limited partners and the General Partner is $4.2 million and $0.2 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V’s (the Partnership’s) Operating Results for the Three Months Ended March 31, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues less operations support on owned equipment decreased during the three months ended March 31, 2005, compared to the same period of 2004. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, and recovery of bad debts relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months Ended March 31,
	2005	2004
Railcars	$328	$348
Aircraft	236	282
Marine containers	1	26
Trailers	--	43

Railcars: Railcar lease revenues and operations support were $0.3 million and $14,000, respectively, for the three months ended March 31, 2005, compared to $0.5 million and $0.1 million, respectively, during the same period of 2004. Railcar lease revenues decreased $0.1 million due to the transfer of certain of the Partnership's owned railcar portfolio into an equity investment during 2004.

Aircraft: Aircraft lease revenues and operations support were $0.2 million and $4,000, respectively, for the three months ended March 31, 2005, compared to $0.3 million and $0.1 million, respectively, during the same period of 2004. A decrease in aircraft lease revenues of $0.1 million was due to the sale of owned aircraft during 2005 that was on-lease during the first quarter of 2004. A decrease in aircraft operations support of $0.1 million was due lower professional services needed for the sale of aircraft.

Marine containers: Marine container lease revenues and operations support were $1,000 and $-0-, respectively, for the three months ended March 31, 2005, compared to $27,000 and $1,000, respectively, during the same period of 2004, respectively. The decrease in marine container contribution was due to the lower utilization of the marine containers.

Trailers: Trailer operating lease revenues and operations support decreased in the first quarter of 2005 due to all of the Partnership trailers being placed on a direct finance lease in 2004.

(B) Indirect expenses Related to Owned Equipment Operations

Total indirect expenses of $0.6 million for the three months ended March 31, 2005 decreased from $1.0 million for the same period in 2004. Significant variances are explained as follows:

(i) General and administrative expenses decreased $0.4 million during the first quarter of 2005 compared to the same period 2004. A decrease of $0.2 million resulted from lower costs being charged to the Partnership for certain professional services associated with the search for potential equipment acquisitions and a decrease of $0.1 million was due to administrative cost associated with the return of aircraft and collection of bad debts from lessees incurred in the first quarter of 2004. A similar event did not occur in the same period of 2005;

(ii) Depreciation and amortization expenses decreased $0.2 million from 2004 levels reflecting the decrease of $0.2 million caused by the transfer of certain of the Partnership's owned railcar portfolio into an equity investment, a decrease of $0.3 million due to certain assets being fully depreciated at the end of 2004, and a decrease of $30,000 caused by the Partnership's trailer portfolio being placed in a direct finance lease in 2004. These decreases were partially offset by an increase of $0.2 million caused by the purchase of railcars during the third quarter of 2004;

(iii) Recovery of bad debts decreased $0.2 million in the first three months of 2005 compared to the same period of 2004. During 2004 recovery of bad debts of $0.2 million was due to the collection of an receivable primarily from one former aircraft lessee that had been previously reserved for as a bad debt; a similar event did not occur during 2005; and

(iv) Interest expense increased $0.1 million due to the amortization of debt placement fees from the debt facility put in place in the third quarter of 2004.

(C) Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the first quarter of 2005 totaled $1.1 million, and resulted from the sale of parts from a commercial aircraft, a commercial aircraft and railcars with a net book value of $0.1 million for proceeds of $0.7 million and the reversal of $0.5 million of unused engine reserves. The gain on the disposition of equipment for the first quarter of 2004 totaled $0.3 million, and resulted from the sale of parts of a commercial aircraft, marine containers and railcars with a net book value of $0.4 million for proceeds of $0.7 million.

(D) Equity in Net Income of Equity Investments

Equity in net income (loss) of equity investments represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Three Months Ended March 31,
	2005	2004
Marine vessel	$663	$61
Railcars	127	--
Machinery and other equipment	(157)	--
Aircraft	(627)	4
Equity in net income of equity investments	$6	$65

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, gain on equipment dispositions, depreciation expense, operations support, interest expenses, and administrative expenses of the equity investments:

Marine vessel: As of March 31, 2005 and 2004, the Partnership had an interest in an entity owning a marine vessel. During the first quarter of 2005, lease revenues of $1.5 million were partially offset by depreciation expense, operations support and administrative expenses of $0.8 million. During the first quarter of 2004, lease revenues of $0.7 million were partially offset by depreciation expense, operations support and administrative expenses of $0.6 million.

Marine vessel lease revenues increased $0.8 million during the three months ended March 31, 2005 compared to the same period 2004. The increase of $0.7 million was primarily due to higher lease rates being earned compared to the same period of 2004. In addition, the marine vessel earned an additional $0.1 million due to being on hire the full first quarter of 2005 compared to the first quarter 2004 when the marine vessel was off-hire approximately 10 days due to being off-lease while undergoing dry docking. A similar event did not occur in the first three months of 2005.

Marine vessel operations support and administrative expenses increased $0.2 million due to higher operating expenses resulting from being on-lease during all of the first quarter of 2005 compared to 2004 when the marine vessel was undergoing scheduled dry docking for 10 days.

Railcars: As of March 31, 2005, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During 2005, lease revenues of $0.4 million and the gain on the disposition of equipment of $0.1 million were partially offset by depreciation expense, operations support, interest expense and administrative expenses of $0.4 million. The Partnership had no equity investments that owned railcars in the same period of 2004.

Machinery and other equipment: As of March 31, 2005, the Partnership owned an interest in an entity that owned machinery and other equipment that was formed in the fourth quarter of 2004. During the three months ended March 31, 2005, lease revenues of $0.1 million were offset by depreciation expense, operations support, and administrative expenses of $0.3 million. The Partnership had no equity investments that owned machinery and other equipment in the same period of 2004.

Aircraft: As of March 31, 2005, the Partnership owned an interest in two entities each owning two Boeing 737-500 commercial aircraft that was formed in the third quarter of 2004 and an interest in an entity owning other aircraft related assets. As of March 31, 2004, the Partnership owned an interest in an entity owning two commercial aircraft on a direct finance lease and an interest in an entity owning other aircraft related assets. In the first quarter of 2005, the lessee of the two commercial aircraft on a direct finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft. The aircraft were sold for their net book value.

During the three months ended March 31, 2005, revenues of $0.8 million were offset by depreciation expense, operations support, interest expenses and administrative expenses of $1.5 million. During the same period of 2004, revenues of $13,000 were partially offset by operations support and administrative expenses of $9,000.

Aircraft revenues increased $0.8 million due to the Partnership's investment into two entities during the third quarter of 2004 that each own two Boeing 737-500 commercial aircraft.

Depreciation expense, operations support, interest expense and administrative expenses increased $1.5 million during the three months ended March 31, 2005 compared to the same period of 2004 resulting from an increase in depreciation expense of $1.0 million caused by the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the third quarter of 2004 and an increase in operations support of $0.4 million caused by interest expense from the non-recourse debt financing the two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. Equity investments during the same period of 2004 did not have any debt or interest expense.

(E)  Net Income

As a result of the foregoing, the Partnership’s net income for the three months ended March 31, 2005 was $1.1 million, compared to net income of $0.1 million during the same period in 2004. The Partnership’s ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the three months ended March 31, 2005 is not necessarily indicative of future periods.

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

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. Depreciation is computed using the double-declining balance method, taking a full month's depreciation in the month of acquisition based upon estimated useful lives of 15 years for railcars, 12 years for all other transportation equipment and 7 years for machinery and other equipment. The depreciation method changes to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the fair value, the Partnership may record a gain on sale upon final disposition of the asset.

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

(III) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 2005, the Partnership generated cash from operations of $1.9 million to meet its operating obligations, pay debt and interest, and maintain working capital reserves.

During the first quarter of 2005, the Partnership disposed of owned equipment and received aggregate proceeds of $0.7 million, of which $0.5 million has not been collected and is included in notes receivable at March 31, 2005, and reversed $0.5 million of unused engine reserves which is included in the gain on disposal of equipment. The receivable is expected to be collected in the second quarter of 2005.

Accounts and other receivable decreased $0.2 million in the three months ended March 31, 2005. Decreases due to the timing of cash receipts of $0.2 million and the collection of $0.5 million from the notes receivable were partially offset by an increase in notes receivable of $0.5 million as discussed above.

Equity investments in affiliated entities decreased $1.1 million during the three months ended March 31, 2005 due to operating cash distributions of $1.1 million from the equity investments.

Accounts payable decreased $0.2 million during the three months ended March 31, 2005 due to the timing of payments to vendors.

Reserve for repairs decreased $0.5 million due to the sale of a commercial aircraft and the unused engine reserves for this aircraft totaling $0.5 million being reversed and included as additional gain on disposition.

During the three months ended March 31, 2005, the Partnership made the regularly scheduled principal payments of $0.1 million to the lender of the non-recourse debt.

In 2004 the General Partner signed a legally binding commitment on behalf of the Partnership to purchase 28 newly constructed tank railcars for $2.0 million. The funds to purchase these railcars were placed in an escrow account with an unaffiliated third party as escrow agent as of December 31, 2004 and are included in restricted cash on the accompanying balance sheets. These railcars are expected to be purchased in the second and third quarter of 2005.

In April 2005, the General Partner declared a cash distribution of $0.50 per limited partnership unit to be paid on May 20, 2005 to the record holders as of that date. The total cash distribution to the limited partners and the General Partner is $4.2 million and $0.2 million, respectively.

Commitment and contingencies as of March 31, 2005 are as follows (in thousands of dollars):

Partnership Obligations:	Total	Less than 1 Year	1 -3 Years

Non-recourse debt	$658	$658	$-

Commitment to purchase railcars	$1,998	$1,998	$-

(IV) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1).”  EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Partnership has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1.  The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. The General Partner does not anticipate that issuance of a final consensus will materially impact the Partnership’s financial condition or results of operations.

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

(V) OUTLOOK FOR THE FUTURE

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent upon many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

The Partnership intends to use future cash flow from operations to satisfy its operating requirements, pay principal and interest on debt and make cash distributions to the partners.

The Partnership will not reinvest cash flows generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events. Although the Partnership is scheduled to terminate on December 31, 2010, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006.

In April 2005, the General Partner declared a cash distribution of $0.50 per limited partnership unit to be paid on May 20, 2005 to the record holders as of that date. The total amount of the cash distribution is $4.5 million.

Factors affecting the Partnership’s operations in the remainder of 2005 and beyond include:

(1) The Partnership’s marine containers are in excess of 15 years of age and are no longer suitable for use in international commerce either due to their specific physical condition or lessees’ preferences for newer equipment. Demand for these marine containers will continue to be weak due to their age;

(2) Economic recovery in the railcar segment continues to be strong. Overall railcar loadings are forecast to grow approximately 6% in 2005. Railcar manufacturers now have full production schedules until the first quarter of 2006 for tank railcars similar to the tank railcars that the Partnership owns and the tank railcars in PLM Rail Partners, LLC (Rail Partners) in which the Partnership has an equity interest.

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

The General Partner believes that the market for the Partnership's railcars and those in Rail Partners will remain strong for several years. The General Partner has engaged an investment banking firm to explore strategic alternatives with respect to its railcar operations which could include the sale of the Partnership owned and partially owned railcars;

(3) The Partnership has an investment in a double-hull product tanker constructed in 1985, which operates in international markets carrying a variety of clean product/chemical liquid cargoes. Demand for product/chemical shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

The Partnership’s product tanker has continued to operate with very little idle time between charters.  Freight rates for marine vessels continued to improve due to the demand for sea transportation resulting from improving economies worldwide. The demand is expected to continue until additional new tonnage starts coming on line in late 2005 through 2006. Demand for refined products worldwide and home heating oil on United States due to cold weather and East Coast helped to keep the charter rates up at or near 2004 highs during the first quarter of 2005. Ongoing rates are expected to begin to show sign of decreasing during the spring and summer months of 2005, as high gasoline prices are expected to slow down demand. The marine vessel in which the Partnership owns an interest is not scheduled to undergo major maintenance until September 2006.

The marine vessel owned by an entity in which the Partnership has an interest is 20 plus years old which may limit its future marketability.  Marine vessels of this age typically earn a lower charter rate than newer more efficient marine vessels and may have increased off-hire time;

(4) Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry.

The General Partner believes that the commercial aviation industry is recovering from several years of reduced travel; however, the General Partner views the recovery with caution as major increases in the cost of fuel has added another factor to further weakening yields. The General Partner believes that stabilization of fuel prices will be critical for the recovery in the airline industry to continue.

The General Partner also believes that there is a significant oversupply of commercial aircraft available that has caused a decrease in aircraft fair market values.

In the first quarter of 2005, the lessee of the two aircraft on direct finance lease in which the Partnership owned an interest, exercised its purchase option on these aircraft. Accordingly, revenues from these aircraft will decrease in 2005.

In the first quarter of 2005, the Partnership sold its remaining Boeing 737-200 which will result in further decreases in lease revenues in 2005.

The Partnership owns a DHC-8-102 commuter aircraft which is on consignment to a vendor who will part-out the aircraft. Due to the poor market demand for parts from this aircraft, it may take a considerable period of time to complete the sale of this aircraft. The Partnership also owns a DHC-8-300 that is on a lease that is scheduled to expire during 2008;

(5) The Partnership is expected to continue to have increased general and administrative costs as the General Partner liquidates other investments programs that currently share certain general and administrative expenses;

(6) While the Partnership is scheduled to terminate on December 31, 2010, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006; and

(7) Beginning in 2006, in order to prevent the Partnership from being considered publicly traded and to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the General Partner will limit the number of limited partnership units to be traded to 2% per year of the total outstanding units.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

PLM EQUIPMENT GROWTH FUND V

By:  PLM Financial Services, Inc.
General Partner

Date: May 10, 2005               By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer