Form 10QSB
period 2005-06-30
PLM EQUIPMENT GROWTH FUND V
filed 2005-08-11
CIK 857645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended June 30, 2005.

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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)

Assets

Equipment held for operating leases, at cost	$32,818	$37,533
Less accumulated depreciation	(21,787)	(27,645)
Net equipment	11,031	9,888

Cash and cash equivalents	4,542	5,736
Restricted cash	376	1,998
Accounts and other receivables, less allowance for doubtful
accounts of $35 in 2005 and $10 in 2004	208	1,289
Equity investments in affiliated entities	8,954	11,161
Other assets, net of accumulated amortization of $206 in 2005
and $121 in 2004	436	493

Total assets	$25,547	$30,565

Liabilities and partners’ capital

Liabilities:

Accounts payable and accrued expenses	$162	$288
Due to affiliates	28	23
Non-recourse debt	605	732
Reserve for repairs	-	500
Lessee deposits	223	413
Total liabilities	1,018	1,956

Commitments and contingencies

Partners' capital:

Limited partners (8,478,448 limited partnership units outstanding)	24,529	28,609
General Partner	-	-
Total partners' capital	24,529	28,609

Total liabilities and partners’ capital	$25,547	$30,565

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues

Lease revenue	$568	$943	$1,151	$1,871
Interest and other income	72	26	123	84
Gain on disposition of equipment	292	451	1,351	738
Total revenues	932	1,420	2,625	2,693

Expenses

Depreciation and amortization	360	744	701	1,300
Operations support	(3)	236	15	465
Management fees to affiliate	35	64	73	122
Interest expense	63	26	145	45
General and administrative expenses
to affiliates	39	115	75	223
Other general and administrative expenses	208	341	296	791
Provision for (recovery of) bad debts	28	(482)	24	(713)
Total expenses	730	1,044	1,329	2,233

Equity in net (loss) income of equity
investments	(920)	(3)	(914)	62

Net (loss) income	$(718)	$373	$382	$522

Partners’ share of net (loss) income

Limited partners	$(941)	$373	$159	$522
General Partner	223	-	223	-

Total	$(718)	$373	$382	$522

Limited partners' net (loss) income per
weighted-average limited partnership unit	$(0.11)	$0.04	$0.02	$0.06

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
( A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2004 to June 30, 2005
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total

Partners’ capital as of December 31, 2004	$28,609	$--	$28,609

Net income	159	223	382

Cash distribution	(4,239)	(223)	(4,462)

Partners' capital as of June 30, 2005	$24,529	$--	$24,529

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Six Months Ended June 30,
	2005	2004
Operating activities
Net income	$382	$522
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	701	1,300
Amortization of debt placement costs	61	3
Provision for (recovery of) bad debts	24	(713)
Gain on disposition of equipment	(1,351)	(738)
Equity in net loss (income) from equity investments	914	(62)
Distributions from (contribution to) equity investments	1,293	(301)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	1,057	2,422
Other assets	(47)	(79)
Accounts payable and accrued expenses	(126)	(60)
Due to affiliates	5	(18)
Lessee deposits	(190)	(1)
Net cash provided by operating activities	2,723	2,275

Investing activities
Payments for purchase of
equipment and capitalized repairs	(1,870)	(12,311)
Decrease in restricted cash	1,622	60
Payments of acquisition fees to affiliate	(84)	(554)
Payments of lease negotiation fees to affiliate	(19)	(123)
Payments on finance lease receivable	37	--
Proceeds from disposition of equipment	986	1,582
Net cash provided by (used in) investing activities	672	(11,346)

Financing activities
Cash distribution paid to limited partners	(4,239)	--
Cash distribution paid to General Partner	(223)	--
Payments of debt placement fees	--	(148)
Payments of non-recourse debt	(127)	(96)
Net cash used in financing activities	(4,589)	(244)

Net decrease in cash and cash equivalents	(1,194)	(9,315)
Cash and cash equivalents at beginning of period	5,736	18,049
Cash and cash equivalents at end of period	$4,542	$8,734

Supplemental information
Interest paid	$56	$42

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

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at June 30, 2005 and December 31, 2004, condensed statements of operations for the three and six months ended June 30, 2005 and 2004, condensed statements of changes in partners’ capital for the period from December 31, 2004 to June 30, 2005, and the condensed statements of cash flows for the six months ended June 30, 2005 and 2004 have been made and are reflected.

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

4. Cash Distributions

Cash distributions are recorded when declared.

For the three and six months ended June 30, 2005, cash distributions declared and paid totaled $4.2 million ($0.50 per limited partnership unit) to the limited partners and $0.2 million to the General Partner. No cash distributions were paid to the limited partners or General Partner during the three and six months ended June 30, 2004.

5. Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 2005 and December 31, 2004 includes $28,000 and $23,000, respectively, due to FSI and its affiliates for management fees.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Transactions with General Partner and Affiliates (continued)

During the three and six months ended June 30, 2005 and 2004, the Partnership incurred acquisition, lease negotiation, management fees and data processing and administrative expenses to FSI or its affiliates. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the three months ended June 30,	2005	2004	2005	2004
Acquisition fees	$84	$407	$--	$--
Lease negotiation fees	19	91	--	--
Management fees	35	64	89	25
Data processing and administrative
expenses	39	115	42	3

	Owned Equipment		Equity Investments
For the six months ended June 30,	2005	2004	2005	2004
Acquisition fees	$84	$554	$--	$--
Lease negotiation fees	19	123	--	--
Management fees	73	122	208	51
Data processing and administrative
expenses	75	223	83	10

During the six months ended June 30, 2005, the Partnership purchased $1.9 million in railcars from an unaffiliated third party and paid FSI or its affiliates $0.1 million for acquisition fees and $19,000 for lease negotiation fees. During the six months ended June 30, 2004, the Partnership purchased $9.6 million in railcars from FSI or its affiliates and $2.7 million in railcars from an unaffiliated third party and paid FSI or its affiliates $0.6 million for acquisition fees and $0.1 million for lease negotiation fees. The Partnership's cost for the railcars purchased from FSI was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase.

6. Restricted Cash

In December 2004, the General Partner entered into an escrow agreement on behalf of the Partnership. The General Partner placed $2.0 million with the escrow agent, an unaffiliated third party, during 2004.

In the second quarter of 2005, $1.6 million in escrowed funds were released and used to purchase a portfolio of railcars and pay FSI or its affiliates the associated acquisition and lease negotiation fees. The remaining escrowed funds of $0.4 million will be released to the Partnership during the third quarter of 2005 to reimburse the Partnership for railcars purchased during the first half of 2005.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004

Aircraft	$19,854	$24,937
Rail equipment	12,964	11,160
Marine containers	--	1,436
	32,818	37,533
Less accumulated depreciation	(21,787)	(27,645)
Net equipment	$11,031	$9,888

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of June 30, 2005, all owned equipment in the Partnership’s portfolio was on lease except for one aircraft and 21 railcars with an aggregate net book value of $1.6 million. As of December 31, 2004, all owned equipment in the Partnership’s portfolio was on lease except for two aircraft and 22 railcars with an aggregate net book value of $0.8 million.

During the six months ended June 30, 2005, the Partnership purchased railcars for $2.0 million including acquisition fees of $0.1 million. During the six months ended June 30, 2004, the Partnership purchased a fleet of railcars for $12.9 million including acquisition fees of $0.6 million.

During the three months ended June 30, 2005, the Partnership disposed of parts from a commercial aircraft and marine containers with an aggregate net book value of $-0- for proceeds of $0.3 million which resulted in a gain on disposition of $0.3 million. During the six months ended June 30, 2005, the Partnership disposed of parts from a commercial aircraft, a commercial aircraft, marine containers and railcars with an aggregate net book value of $0.1 million for proceeds of $1.0 million and reversed $0.5 million of unused engine reserves related to the sold commercial aircraft which resulted in a gain on disposition of $1.4 million.

During the three and six months ended June 30, 2004, the Partnership disposed of parts from a commercial aircraft, marine containers and railcars with an aggregate net book value of $0.5 million and $0.8 million, respectively, for proceeds of $0.9 million and $1.6 million, respectively, which resulted in a gain on disposition of $0.5 million and $0.7 million, respectively.

8. Equity Investment in Affiliated Entities

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

The tables below set forth 100% of the lease revenues and interest and other income, gain on disposition of equipment, depreciation and amortization expense, interest expense, operations support and indirect expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three and six months ended June 30, 2005 and 2004 (in thousands of dollars):

PLM
For the three months ended	Lion	Worldwide
June 30, 2005	Partnership1	Leasing3

Lease revenues and interest and other income	$2,150	$212
Less: Depreciation and amortization expense	279	--
Operations support	1,472	--
Indirect expenses	277	378
Net income (loss)	$122	$(166)

Partnership’s share of net income (loss)	$52	$(42)

For the three months ended	PLM Rail	PLM CAL I	PLM CAL II
June 30, 2005 (continued)	Partners LLC4	LLC5	LLC6	CFHS 7	Total

Lease revenues and interest and other income	$1,735	$984	$975	$571
Gain on disposition of equipment	124	--	--	--
Less: Depreciation and amortization expense	920	1,235	1,233	1,388
Interest expense	841	457	456	--
Operations support	554	--	--	--
Indirect expenses	342	26	27	24
Net loss	$(798)	$(734)	$(741)	$(841)

Partnership’s share of net loss	$(183)	$(293)	$(295)	$(159)	$(920)

		Aero	PLM
For the three months ended	Lion	California	Worldwide
June 30, 2004	Partnership1	Trust2	Leasing3	Total

Lease revenues and interest and other income	$1,351	$38
Less: Depreciation and amortization expense	279	--
Operations support	830	6
Indirect expenses	354	25
Net (loss) income	$(112)	$7

Partnership’s share of net (loss) income	$(53)	$2	$48	$(3)
1	The Partnership owns a 48% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2  The Partnership owned a 25% interest in the Aero California Trust that was formed in 1996 and dissolved in 2005 that owned two stage III commercial aircraft that were on a direct finance lease.
3	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 that owns aircraft related assets.
4	The Partnership owns a 23% interest in PLM Rail Partners, LLC that was formed in the third quarter of 2004 that owns various types of railcars.
5	The Partnership owns a 40% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 40% interest in the PLM CAL II LLC that was formed in the fourth quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 19% interest in CFHS that was formed in the third quarter of 2004 that owns various types of machinery and other equipment.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Equity Investments in Affiliated Entities (continued)

		Aero	PLM
For the six months ended	Lion	California	Worldwide
June 30, 2005	Partnership1	Trust2	Leasing3

Lease revenues and interest and other income	$5,313	$7	$528
Less: Depreciation and amortization expense	557	--	--
Operations support	2,763	5	--
Indirect expenses	455	3	685
Net income (loss)	$1,538	$(1)	$(157)

Partnership’s share of net income (loss)	$715	$--	$(40)

For the six months ended	PLM Rail	PLM CAL I	PLM CAL II
June 30, 2005 (continued)	Partners LLC4	LLC5	LLC6	CFHS 7	Total

Lease revenues and interest and other income	$3,632	$1,951	$1,933	$1,141
Gain on disposition of equipment	368	--	--	--
Less: Depreciation and amortization expense	1,851	2,470	2,467	2,767
Interest expense	832	946	945	--
Operations support	1,017	--	--	--
Indirect expenses	545	54	54	48
Net loss	$(245)	$(1,519)	$(1,533)	$(1,674)

Partnership’s share of net loss	$(56)	$(606)	$(611)	$(316)	$(914)

		Aero		PLM
For the six months ended	Lion	California	Clement	Worldwide
June 30, 2004	Partnership1	Trust2	Partnership8	Leasing3	Total

Lease revenues and interest and other income	$2,722	$87	$--
Less: Depreciation and amortization expense	557	--	--
Operations support	2,020	15	3
Indirect expenses	155	51	(28)
Net (loss) income	$(10)	$21	$25

Partnership’s share of net (loss) income	$(5)	$6	$13	$48	$62

As of June 30, 2005, all jointly-owned assets in the Partnership’s equity investment portfolio were on lease except for 105 railcars with a net book value of $0.4 million. As of December 31, 2004, all jointly owned assets in the Partnership’s equity investment portfolio were on lease except for 101 railcars with a net book value of $0.6 million.

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
2  The Partnership owned a 25% interest in the Aero California Trust that was formed in 1996 and dissolved in 2005 that owned two stage III commercial aircraft that were on a direct finance lease.
3	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 that owns aircraft related assets.
4	The Partnership owns a 23% interest in PLM Rail Partners, LLC that was formed in the third quarter of 2004 that owns various types of railcars.
5	The Partnership owns a 40% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 40% interest in the PLM CAL II LLC that was formed in the fourth quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 19% interest in CFHS that was formed in the third quarter of 2004 that owns various types of machinery and other equipment.
8	The Partnership owned a 50% interest in the Clement Partnership that was formed in 1991 and dissolved in 2004 that owned a product tanker which was sold during 2003.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Equity Investments in Affiliated Entities (continued)

During the three and six months ended June 30, 2005, PLM Railcar Partners LLC disposed of railcars with a net book value of $0.1 million and $0.2 million, respectively, for proceeds of $0.2 million and $0.6 million, respectively, which resulted in a gain on disposition of $0.1 million and $0.4 million, respectively.

During the three and six months ended June 30, 2004, there were no equipment dispositions in entities in which the Partnership had an investment interest.

9. Operating Segments

The Partnership operates in six primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, machinery and other equipment leasing and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. There were no intersegment revenues for the three and six months ended June 30, 2005 and 2004. The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Machinery	Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	And Other	Container
June 30, 2005	Leasing	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$240	$350	$--	$--	$(22)	$--	$568
Interest income and other income	--	8	2	3	--	--	59	72
Gain on disposition of equipment	--	35	--	--	--	257	--	292
Total revenues	--	283	352	3	--	235	59	932

Expenses
Depreciation and amortization	--	4	356	--	--	--	--	360
Operations support	--	1	(5)	--	--	1	--	(3)
Management fees to affiliate	--	9	22	5	--	(1)	--	35
Interest expense	--	--	63	--	--	--	--	63
General and administrative expenses	--	23	25	--	--	--	199	247
Provision for bad debts	--	--	28	--	--	--	--	28
Total expenses	--	37	489	5	--	--	199	730
Equity in net income (loss) of equity
investments	52	(630)	(183)	--	(159)	--	--	(920)
Net income (loss)	$52	$(384)	$(320)	$(2)	$(159)	$235	$(140)	$(718)
Equipment purchases and
capitalized repairs	$--	$--	$1,870	$--	$--	$--	$--	$1,870
Acquisition fees to affiliate	$--	$--	$84	$--	$--	$--	$--	$84
Total assets as of June 30, 2005	$2,489	$3,406	$11,531	$147	$3,333	$--	$4,641	$25,547

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[2]	Total

Revenues
Lease revenue	$--	$231	$604	$88	$20	$--	$943
Interest income and other income	--	12	1	--	--	13	26
Gain on disposition of equipment	--	374	7	--	70	--	451
Total revenues	--	617	612	88	90	13	1,420

Expenses
Depreciation and amortization	--	227	484	31	--	2	744
Operations support	--	25	144	67	--	--	236
Management fees to affiliate	--	37	24	3	--	--	64
Interest expense	--	--	26	--	--	--	26
General and administrative expenses	1	166	69	(1)	--	221	456
(Recovery of) provision for bad debts	--	(487)	5	--	--	--	(482)
Total expenses	1	(32)	752	100	--	223	1,044
Equity in net (loss) income of equity
investments	(53)	50	--	--	--	--	(3)
Net (loss) income	$(54)	$699	$(140)	$(12)	$90	$(210)	$373
Equipment purchases and
capitalized repairs	$--	$--	$9,051	$--	$--	$--	$9,051
Acquisition fees to affiliate	$--	$--	$408	$--	$--	$--	$408
1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets. Also includes certain interest income and costs not identifiable to a particular segment such as certain amortization and certain general and administrative expenses.

2	Includes certain interest income and costs not identifiable to a particular segment, such as certain amortization and certain general and administrative expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Operating Segments (continued)

	Marine				Machinery	Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	And Other	Container
June 30, 2005	Leasing	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$480	$692	$--	$--	$(21)	$--	$1,151
Interest income and other income	--	22	13	6	--	--	82	123
Gain on disposition of equipment	--	1,086	8	--	--	257	--	1,351
Total revenues	--	1,588	713	6	--	236	82	2,625

Expenses
Depreciation and amortization	--	8	693	--	--	--	--	701
Operations support	--	5	9	--	--	1	--	15
Management fees to affiliate	--	19	46	9	--	(1)	--	73
Interest expense	--	--	145	--	--	--	--	145
General and administrative expenses	--	34	59	--	--	--	278	371
Provision for bad debts	--	--	24	--	--	--	--	24
Total expenses	--	66	976	9	--	--	278	1,329
Equity in net income (loss) of equity
investments	715	(1,257)	(56)	--	(316)	--	--	(914)
Net income (loss)	$715	$265	$(319)	$(3)	$(316)	$236	$(196)	$382
Equipment purchases and
capitalized repairs	$--	$--	$1,870	$--	$--	$--	$--	$1,870
Acquisition fees to affiliate	$--	$--	$84	$--	$--	$--	$--	$84

	Marine				Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$563	$1,076	$185	$47	$--	$1,871
Interest income and other income	--	30	1	--	--	53	84
Gain on disposition of equipment	--	374	218	--	146	--	738
Total revenues	--	967	1,295	185	193	53	2,693

Expenses
Depreciation and amortization	--	511	723	62	--	4	1,300
Operations support	--	75	268	121	1	--	465
Management fees to affiliate	--	52	62	7	1	--	122
Interest expense	--	--	45	--	--	--	45
General and administrative expenses	3	435	109	11	--	456	1,014
(Recovery of) provision for bad debts	--	(716)	3	--	--	--	(713)
Total expenses	3	357	1,210	201	2	460	2,233
Equity in net income of equity
investments	8	54	--	--	--	--	62
Net income (loss)	$5	$664	$85	$(16)	$191	$(407)	$522
Equipment purchases and
capitalized repairs	$--	$--	$12,311	$--	$--	$--	$12,311
Acquisition fees to affiliate	$--	$--	$554	$--	$--	$--	$554

10. Net (Loss) Income Per Weighted-Average Limited Partnership Unit

Net (loss) income per weighted-average limited partnership unit was computed by dividing net loss or income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2005 and 2004 was 8,478,448.

1	Includes certain interest income and costs not identifiable to a particular segment, such as certain amortization and general and administrative expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Accounts and Other Receivables

Accounts and other receivables represent balances due from current or former lessees for unpaid balances incurred from leasing and selling Partnership owned equipment. The components of accounts and other receivables were as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Trade accounts receivable	$243	$362
Other receivable	--	937
Allowance for doubtful accounts	(35)	(10)
	$208	$1,289

At December 31, 2004, the balance in other receivable was due from a former aircraft lessee for past due lease payments and in settlement for returning aircraft in a condition not in accordance with the lease agreement. The other receivable was fully paid during 2005.

12. Other Assets

The components of the other assets, net, were as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Finance lease receivable	$125	$162
Debt placement fee, net	113	174
Lease negotiation fees to affiliate, net	99	105
Prepaid expenses and deposits	99	52
	$436	$493

13. Debt

The Partnership made the regularly scheduled principal payments totaling $0.1 million to the lender of the non-recourse debt during the six months ended June 30, 2005.

14. Concentrations of Credit Risk

For the six months ended June 30, 2005, the Partnership’s only customer that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment was Continental Airlines, Inc. (19% in 2005). In addition, during 2005, Varig South America purchased a commercial aircraft from the Partnership and the gain from the sale accounted for 12% of total revenues from owned equipment and jointly owned equipment. No single Partnership lessee accounted for 10% or more of the total consolidated revenues for the owned equipment and partially owned equipment during the six months ended June 30, 2004.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

14. Concentrations of Credit Risk (continued)

As of June 30, 2005 and December 31, 2004, the Partnership’s customers that accounted for 10% or more of the total accounts receivable for the owned equipment and jointly owned equipment was Varig South America ( 42% in 2004) and Stena Bulk LLC (52% in 2005 and 28% in 2004).

As of June 30, 2005 and December 31, 2004, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

15. Commitments and Contingencies

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. The General Partner does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

16. Recent Accounting Pronouncements

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

17. Subsequent Events

During July 2005, the Partnership repaid the outstanding balance on the non-recourse debt plus accrued interest in accordance with the lease agreement.

In the third quarter 2005, Partnership's recourse loan agreement was amended and the Partnership was removed as a borrower in the facility. At the time the facility was amended to remove the Partnership as a borrower, the Partnership had no outstanding balance on this facility. The Partnership wrote-off debt placement fees related to this loan of $0.1 million in the third quarter of 2005.

On August 4, 2005, the Partnership and several affiliated entities (collectively, the  “Sellers”), including PLM Rail Partners (“Rail Partners”), an entity in which the Partnership has a 23% ownership interest, entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the purchaser will acquire the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers manage the railcars of third parties. The aggregate purchase price that the purchaser will pay for the railcar business

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

17. Subsequent Events (continued)

of the Sellers will be $119.8 million, adjusted to reflect the actual number of railcars and management contracts delivered to the purchaser at the closing.  The portion of the aggregate purchase price to be received by the Partnership and Rail Partners will be based on the appraised value of the railcars delivered by the Partnership and Rail Partners, as determined by an independent third party appraiser.  The General Partner expects the closing of the transactions contemplated by the Purchase Agreement to occur within thirty (30) days. The closing is subject to numerous conditions and there can be no assurance that the closing will occur in that time frame, if at all. If the sale is completed, lease revenues and cash flows will decrease significantly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V’s (the Partnership’s) Operating Results for the Three Months Ended June 30, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues less operations support on owned equipment decreased during the three months ended June 30, 2005, compared to the same period of 2004. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, and provision for (recovery of) bad debts relating to the operating segments (see Note 9 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months Ended June 30,
	2005	2004
Railcars	$355	$460
Aircraft	239	206
Marine containers	(23)	20
Trailers	--	21

Railcars: Railcar lease revenues and operations support were $0.4 million and $(5,000), respectively, for the three months ended June 30, 2005, compared to $0.6 million and $0.1 million, respectively, during the same period of 2004. Railcar lease revenues decreased $0.3 million during the three months ended June 30, 2005 compared to the same period of 2004. A decrease of $0.5 million was due to the transfer of certain of the Partnership's owned railcar portfolio into an equity investment during 2004. This decrease was partially offset by an increase of $0.2 million caused by the purchase and lease of railcars during 2004 and 2005. Railcar operations support decreased $0.1 million due to the transfer of certain of the Partnership's owned railcar portfolio into an equity investment during 2004.

Aircraft: Aircraft lease revenues and operations support were $0.2 million and $1,000, respectively, for the three months ended June 30, 2005, compared to $0.2 million and $25,000, respectively, during the same period of 2004.

Marine containers: Marine container lease revenues and operations support were $(22,000) and $1,000, respectively, for the three months ended June 30, 2005, compared to $20,000 and $-0-, respectively, during the same period of 2004, respectively. During the second quarter of 2005, lease revenues decreased $22,000 due to the actual lease revenues being lower than previously estimated. A similar event did not occur during the same period of 2004. In the second quarter of 2005, the Partnership sold all of its remaining marine containers.

Trailers: Trailer lease revenues and operations support were $-0- and $-0-, respectively, for the three months ended June 30, 2005, compared to $0.1 million and $0.1 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Partnership's trailers being placed on a direct finance lease in 2004.

(B) Indirect expenses Related to Owned Equipment Operations

Total indirect expenses of $0.7 million for the three months ended June 30, 2005 decreased from $0.8 million for the same period in 2004. Significant variances are explained as follows:

(i) Depreciation and amortization expenses decreased $0.4 million from 2004 levels reflecting the decrease of $0.3 million caused by the transfer of certain of the Partnership's owned railcar portfolio into an equity investment, a decrease of $0.2 million due to certain assets becoming fully depreciated at the end of 2004, and a decrease of $31,000 caused by the Partnership's trailer portfolio being placed in a direct finance lease in 2004. These decreases were partially offset by an increase of $0.2 million caused by the purchase of railcars during 2005 and 2004;

(ii) General and administrative expenses decreased $0.2 million during the three months ended June 30, 2005 compared to the same period 2004. A decrease of $0.1 million resulted from lower costs being charged to the Partnership for certain professional services associated with the search for potential equipment acquisitions and a decrease of $0.1 million was due to lower administrative cost caused by the sale of aircraft during 2004 and 2005; and

(iii) Recovery of bad debts decreased $0.5 million in the three months ended June 30, 2005 compared to the same period of 2004. During 2004 recovery of bad debts of $0.5 million was due to the collection of a receivable primarily from one former aircraft lessee that had been previously reserved for as a bad debt; a similar event did not occur during 2005.

(C) Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the three months ended June 30, 2005 totaled $0.3 million, and resulted from the sale of parts from a commercial aircraft and marine containers with a net book value of $-0- for proceeds of $0.3 million. The gain on the disposition of equipment for the three months ended June 30, 2004 totaled $0.5 million, and resulted from the sale of parts of a commercial aircraft, marine containers and railcars with a net book value of $0.4 million for proceeds of $0.9 million.

(D) Equity in Net Loss of Equity Investments

Equity in net (loss) income of equity investments represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Three Months Ended June 30,
	2005	2004
Marine vessel	$52	$(53)
Machinery and other equipment	(159)	--
Railcars	(183)	--
Aircraft	(630)	50
Equity in net loss of equity investments	$(920)	$(3)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, gain on equipment dispositions, depreciation and amortization expense, operations support, interest expenses, administrative expenses, and provision for bad debts of the equity investments:

Marine vessel: As of June 30, 2005 and 2004, the Partnership had an interest in an entity owning a marine vessel. During the three months ended June 30, 2005, lease revenues of $1.0 million were partially offset by depreciation expense, operations support, administrative expenses and provision for bad debts of $1.0 million. During the three months ended June 30, 2004, lease revenues of $0.6 million were partially offset by depreciation expense, operations support and administrative expenses of $0.7 million.

Marine vessel lease revenues increased $0.4 million during the three months ended June 30, 2005 compared to the same period 2004. An increase of $0.2 million was due to a higher lease rate being earned on this equipment compared to the same period of 2004. In addition, the marine vessel earned an additional $0.2 million in 2005 due to being on hire the full second quarter of 2005 compared to the second quarter 2004 when the marine vessel was off-hire for approximately 20 days due to being off-lease while undergoing dry docking. A similar event did not occur in the second quarter of 2005.

Marine vessel operations support and administrative expenses increased $0.3 million during the three months ended June 30, 2005 compared to the same period 2004. An increase of $0.2 million was due to higher operating expenses resulting from the marine vessel being on-lease during all of the second quarter of 2005 compared to 2004 when the marine vessel was undergoing scheduled dry docking and off-lease for 20 days. An increase of $0.1 million was due to increased bad debt expense.

Machinery and other equipment: As of June 30, 2005, the Partnership owned an interest in an entity that owned machinery and other equipment that was formed in the fourth quarter of 2004. During the three months ended June 30, 2005, lease revenues of $0.1 million were offset by depreciation and amortization expense, operations support, and administrative expenses of $0.3 million. The Partnership did not have any equity investments that owned machinery and other equipment in the same period of 2004.

Railcars: As of June 30, 2005, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During the three months ended June 30, 2005, lease revenues of $0.4 million and the gain on the disposition of equipment of $28,000 were offset by depreciation and amortization expense, operations support, interest expense and administrative expenses of $0.6 million. The Partnership did not have any equity investments that owned railcars in the same period of 2004.

Aircraft: As of June 30, 2005, the Partnership owned an interest in two entities each owning two Boeing 737-500 commercial aircraft that was formed in the third quarter of 2004 and an interest in an entity owning other aircraft related assets. As of June 30, 2004, the Partnership owned an interest in an entity owning two commercial aircraft on a direct finance lease and an interest in an entity owning other aircraft related assets. In the first quarter of 2005, the lessee of the two commercial aircraft on a direct finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft.

During the three months ended June 30, 2005, revenues of $0.8 million were offset by depreciation and amortization expense, operations support, interest expenses and administrative expenses of $1.5 million. During the same period of 2004, revenues of $10,000 were partially offset by operations support and administrative expenses of $8,000.

Aircraft revenues increased $0.8 million due to the Partnership's investment into two entities during the third quarter of 2004 that each own two Boeing 737-500 commercial aircraft.

Depreciation and amortization expense, operations support, interest expense and administrative expenses increased $1.5 million during the three months ended June 30, 2005 resulting from an increase in depreciation and amortization expense of $1.0 million, an increase in administrative expenses of $0.1 million caused by the Partnership's investment during the third quarter of 2004 into two entities each owning two Boeing 737-500 commercial aircraft and an increase of $0.4 million in interest expense from the non-recourse debt financing of two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. Equity investments during the same period of 2004 did not have any debt or interest expense.

(E)  Net (Loss) Income

As a result of the foregoing, the Partnership’s net loss for the three months ended June 30, 2005 was $0.7 million, compared to net income of $0.4 million during the same period in 2004. The Partnership’s ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the three months ended June 30, 2005 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Six Months Ended June 30, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues less operations support on owned equipment decreased during the six months ended June 30, 2004, compared to the same period of 2003. The following table presents lease revenues less operating support by segment (in thousands of dollars):

	For the Six Months Ended June 30,
	2005	2004
Railcars	$683	$808
Aircraft	475	488
Marine containers	(22)	46
Trailers	--	64

Railcars: Railcar lease revenues and operations support were $0.7 million and $9,000, respectively, for the six months ended June 30, 2005, compared to $1.1 million and $0.3 million, respectively, during the same period of 2004. Railcar lease revenues decreased $0.4 million during the six months ended June 30, 2005 compared to the same period of 2004. A decrease of $0.8 million was due to the transfer of certain of the Partnership's owned railcar portfolio into an equity investment during 2004. This decrease was partially offset by an increase of $0.5 million caused by the purchase and lease of railcars during 2004 and 2005. Railcar operations support decreased $0.3 million due to the transfer of certain of the Partnership's owned railcar portfolio into an equity investment during 2004.

Aircraft: Aircraft lease revenues and operations support were $0.5 million and $5,000, respectively, for the six months ended June 30, 2005, compared to $0.6 million and $0.1 million, respectively, during the same period of 2004. A decrease in aircraft lease revenues of $0.1 million was due to the sale of owned aircraft during the first quarter of 2005 that was on-lease during the six months ended June 30, 2004. A decrease in aircraft operations support of $0.1 million was due a lower repair expense of $31,000 and lower insurance expense of $39,000 due to aircraft sales during 2004 and 2005.

Marine containers: Marine container lease revenues and operations support were $(21,000) and $1,000, respectively, for the six months ended June 30, 2005, compared to $47,000 and $1,000, respectively, during the same period of 2004, respectively. During the six months ended June 30, 2005, lease revenues decreased $21,000 due to the actual lease revenues being lower than previously estimated. A similar event did not occur during the same period of 2004. In the second quarter of 2005, the Partnership sold all of its remaining marine containers.

Trailers: Trailer lease revenues and operations support were $-0- and $-0-, respectively, for the six months ended June 30, 2005, compared to $0.2 million and $0.1 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Partnership's trailers being placed on a direct finance lease in 2004.

(B) Indirect expenses Related to Owned Equipment Operations

Total indirect expenses of $1.3 million for the six months ended June 30, 2005 decreased from $1.8 million for the same period in 2004. Significant variances are explained as follows:

(i) General and administrative expenses decreased $0.6 million during the six months ended June 30, 2005 compared to the same period 2004. A decrease of $0.4 million was due to lower administrative cost resulting from the sale of aircraft during 2004 and 2005 and a decrease of $0.2 million resulted from lower costs being charged to the Partnership for certain professional services associated with the search for potential equipment acquisitions;

(ii) Depreciation and amortization expenses decreased $0.6 million from 2004 levels reflecting the decrease of $0.5 million caused by the transfer of certain of the Partnership's owned railcar portfolio into an equity investment, a decrease of $0.5 million due to certain assets becoming fully depreciated at the end of 2004, and a decrease of $0.1 million caused by the Partnership's trailer portfolio being placed in a direct finance lease in 2004. These decreases were partially offset by an increase of $0.5 million caused by the purchase of railcars during 2004 and 2005;

(iii) Recovery of bad debts decreased $0.7 million in the first six months of 2005 compared to the same period of 2004. During 2004 recovery of bad debts of $0.7 million was due to the collection of an receivable primarily from one former aircraft lessee that had been previously reserved for as a bad debt. A similar event did not occur during 2005; and

(iv) Interest expense increased $0.1 million due to the amortization of debt placement fees from the debt facility the Partnership entered into during the third quarter of 2004.

(C) Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the six months ended June 30, 2005 totaled $1.4 million, and resulted from the sale of parts from a commercial aircraft, a commercial aircraft, marine containers and railcars with a net book value of $0.1 million for proceeds of $1.0 million and the reversal of $0.5 million of unused engine reserves related to the sold commercial aircraft. The gain on the disposition of equipment for the six months ended June 30, 2004 totaled $0.7 million, and resulted from the sale of parts from a commercial aircraft, marine containers and railcars with a net book value of $0.8 million for proceeds of $1.6 million.

(D) Equity in Net (Loss) Income of Equity Investments

Equity in net (loss) income of equity investments represents the Partnership's share of the net loss or income generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net (loss) income by equipment type (in thousands of dollars):

	For the Six Months Ended June 30,
	2005	2004
Marine vessel	$715	$8
Railcars	(56)	--
Machinery and other equipment	(316)	--
Aircraft	(1,257)	54
Equity in net (loss) income of equity investments	$(914)	$62

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, gain on equipment dispositions, depreciation and amortization expense, operations support, interest expenses, administrative expenses and provision for bad debts of the equity investments:

Marine vessel: As of June 30, 2005 and 2004, the Partnership had an interest in an entity owning a marine vessel. During the six months ended June 30, 2005, lease revenues of $2.5 million were partially offset by depreciation expense, operations support, administrative expenses and provision for bad debts of $1.8 million. During the six months ended June 30, 2004, lease revenues of $1.3 million were partially offset by depreciation expense, operations support and administrative expenses of $1.3 million.

Marine vessel lease revenues increased $1.2 million during the six months ended June 30, 2005 compared to the same period 2004. An increase of $1.0 million was due to a higher lease rate being earned in 2005 compared to the same period of 2004. In addition, the marine vessel earned an additional $0.3 million due to being on-hire the full six months of 2005 compared to the same period of 2004 when the marine vessel was off-hire approximately 30 days due to being off-lease while undergoing dry docking. A similar event did not occur in the first six months of 2005.

Marine vessel operations support and administrative expenses increased $0.5 million during the six months ended June 30, 2005 compared to the same period 2004. An increase of $0.2 million was due to higher operating expenses during the six months ended June 30, 2005 and an additional increase of expenses of $0.2 million resulting from the marine vessel being on-lease during all of the first six months of 2005 compared to 2004 when the marine vessel was undergoing scheduled dry docking and off-lease for 30 days. An increase of $0.1 million was due to increased bad debt expense.

Railcars: As of June 30, 2005, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During the six months ended June 30, 2005, lease revenues of $0.8 million and the gain on the disposition of equipment of $0.1 million were offset by depreciation and amortization expense, operations support, interest expense and administrative expenses of $1.0 million. The Partnership did not have any equity investments that owned railcars in the same period of 2004.

Machinery and other equipment: As of June 30, 2005, the Partnership owned an interest in an entity that owned machinery and other equipment that was formed in the fourth quarter of 2004. During the six months ended June 30, 2005, lease revenues of $0.2 million were offset by depreciation expense, operations support, and administrative expenses of $0.5 million. The Partnership did not have any equity investments that owned machinery and other equipment in the same period of 2004.

Aircraft: As of June 30, 2005, the Partnership owned an interest in two entities each owning two Boeing 737-500 commercial aircraft that was formed in the third quarter of 2004 and an interest in an entity owning other aircraft related assets. As of June 30, 2004, the Partnership owned an interest in an entity owning two commercial aircraft on a direct finance lease and an interest in an entity owning other aircraft related assets. In the first quarter of 2005, the lessee of the two commercial aircraft on a direct finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft. The aircraft were sold for their net book value.

During the six months ended June 30, 2005, revenues of $1.7 million were offset by depreciation expense, operations support, interest expenses and administrative expenses of $3.0 million. During the same period of 2004, revenues of $22,000 were partially offset by operations support and administrative expenses of $17,000.

Aircraft revenues increased $1.6 million due to the Partnership's investment into two entities during the third quarter of 2004 that each own two Boeing 737-500 commercial aircraft.

Depreciation and amortization expense, operations support, interest expense and administrative expenses increased $3.0 million during the six months ended June 30, 2005 resulting from an increase in depreciation and amortization expense of $2.0 million, an increase in administrative expenses of $0.1 million caused by the Partnership's investment during the third quarter of 2004 into two entities each owning two Boeing 737-500 commercial aircraft and an increase of $0.8 million in interest expense from the non-recourse debt financing of two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. Equity investments during the same period of 2004 did not have any debt or interest expense.

(E)  Net Income

As a result of the foregoing, the Partnership’s net income for the six months ended June 30, 2005 was $0.4 million, compared to net income of $0.5 million during the same period in 2004. The Partnership’s ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the six months ended June 30, 2005 is not necessarily indicative of future periods.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

At June 30, 2005, the Partnership had unrestricted cash of $4.5 million.

For the six months ended June 30, 2005, the Partnership generated cash from operations of $2.7 million to meet its operating obligations, pay debt and interest, maintain working capital reserves and make cash distributions of $4.2 million ($0.50 per limited partnership unit) to the limited partners and $0.2 million to PLM Financial Services, Inc. (FSI or the General Partner).

During the six months ended June 30, 2005, the Partnership purchased railcars for $1.9 million and paid FSI or its affiliates $0.1 million for acquisition fees and $19,000 for lease negotiation fees. During the six months ended June 30, 2005, the Partnership disposed of owned equipment and received aggregate proceeds of $1.0 million, and reversed $0.5 million of unused engine reserves which is included in the gain on disposal of equipment. The Partnership's share of disposal proceeds from railcars owned by the entity in which the Partnership has an investment during the six months ended June 30, 2005 was $0.1 million. The proceeds from these railcar disposals will be used to pay down outstanding debt in 2005.

Restricted cash decreased $1.6 million resulting from cash being released from the escrow account to fund the purchase of railcars.

Accounts and other receivable decreased $1.1 million in the six months ended June 30, 2005 due to decreases caused by the collection of $0.9 million in other receivable and the timing of cash receipts of $0.1 million.

Equity investments in affiliated entities decreased $2.2 million during the six months ended June 30, 2005 due to cash distributions of $1.3 million from the equity investments to the Partnership and by the loss of $0.9 million that was recorded by the Partnership for its interests in the equity investments.

Accounts payable decreased $0.1 million during the six months ended June 30, 2005 due to the timing of payments to vendors.

During the six months ended June 30, 2005, the Partnership made the regularly scheduled principal payments of $0.1 million to the lender of the non-recourse debt. The balance of the non-recourse note was paid in the third quarter of 2005.

Reserve for repairs decreased $0.5 million due to the sale of a commercial aircraft and the unused engine reserves for this aircraft totaling $0.5 million being reversed and included as additional gain on disposition.

Lessees deposits decreased $0.2 million during the six months ended June 30, 2005 due to the security deposit from an aircraft lessee being offset against other receivables.

Commitment and contingencies as of June 30, 2005 are as follows (in thousands of dollars):

Partnership Obligations:	Total	Less than 1 Year	1 -3 Years

Non-recourse debt	$605	$605	$-

(III) RECENT ACCOUNTING PRONOUNCEMENTS

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

(IV) OUTLOOK FOR THE FUTURE

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

The Partnership may not reinvest cash flows generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events. Although the Partnership is scheduled to terminate on December 31, 2010, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006.

Factors affecting the Partnership’s operations in the remainder of 2005 and beyond include:

(1) While freight growth for railcars has showed some signs of slowing in the last quarter, utilization remains high, above 90%. Overall railcar loadings are now forecast to grow approximately 4% in 2005, down slightly from the previous forecast but still strong. Railcar manufacturers have full production schedules until the mid-2006 for tank railcars similar to the tank railcars that the Partnership owns and the tank railcars in PLM Rail Partners, LLC (Rail Partners) in which the Partnership has an equity interest.

The Partnership's railcar fleet is largely used by a broadly defined chemical sector. Chemical and petroleum railcar loadings are projected to grow at a higher rate in the second half of 2005 as chemical business is in an upturn. Chemical carloadings may exceed a 3% growth in 2005 but are projected to grow at a slower rate in 2006. At present, the Partnership's tank railcar fleet is highly utilized and appears to be in a position to remain so for the foreseeable future.

Offsetting the generally favorable outlook is the continuation of high steel prices with the resulting increases in the price of new tank railcars and related lease rates. While this improves returns for railcar lessors in the short run, reduced railcar availability and higher lease costs along with railroad operating inefficiencies may cause the chemical industry growth to slow and perhaps cause chemical producers to shift to other forms of transportation. Also, there are a number of potential new railroad operating requirements and regulations which, if adopted, could increase the cost of railcar ownership.

In August 2005, the Partnership and Rail Partners agreed to sell their railcars. The General Partner expects this transaction to close within 30 days. If the sale is completed, lease revenues and cash flows from operations are expected to decrease significantly;

(2) The Partnership has an investment in a double-hull product tanker constructed in 1985, which operates in international markets carrying a variety of clean product/chemical liquid cargoes. Demand for product / chemical shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the voyage charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

The Partnership’s product tanker has continued to operate with very minimum idle time between charters.  Freight rates for marine vessels continued to remain strong due to the demand for sea transportation resulting from improving economies worldwide. The demand is expected to continue until additional new tonnage starts coming on line in late 2005 through 2006. Demand for refined products worldwide and home heating oil on United States due to cold weather on the East Coast helped to keep the charter rates up at or near 2004 highs during the first half of 2005. Going forward, rates are expected to begin to show signs of decreasing during the summer months of 2005, as high gasoline prices are expected to slow down demand. The marine vessel in which the Partnership owns an interest is not scheduled to undergo major maintenance until September 2006.

The marine vessel owned by an entity in which the Partnership has an interest is 20 plus years old which may limit its future marketability.  Marine vessels of this age typically earn a lower charter rate than newer more efficient marine vessels and may have increased off-hire time;

(3) Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry.

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

(4) The Partnership is expected to have increased general and administrative costs as the General Partner liquidates other investments programs that currently share certain general and administrative expenses;

(5) While the Partnership is scheduled to terminate on December 31, 2010, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006;

(6) The timing and amount of future cash distributions to the limited partners and the General Partner will be based on the cash position of the Partnership and operational requirements. The General Partner does not expect to make a cash distribution until at least the fourth quarter of 2005; and

(7) Beginning in 2006, in order to prevent the Partnership from being considered publicly traded and to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the General Partner is limiting the number of limited partnership units to be traded to 2% per year of the total outstanding units.

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

Cash flow and disposition proceeds generated from operations after January 1, 2005 cannot be used to purchase additional equipment. The Partnership will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events.

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

8(V) FORWARD-LOOKING INFORMATION

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Amended and Restated Loan and Security Agreement by and between MILPI Holdings LLC and LaSalle National Bank Association dated July 15, 2005.

31.1	Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

31.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

32.1	Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

32.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

(b)  Reports on Form 8-K

None.

(This space intentionally left blank)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM EQUIPMENT GROWTH FUND V

By:  PLM Financial Services, Inc.
General Partner

Date: August 10, 2005             By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer