Form 10QSB
period 2005-09-30
PLM EQUIPMENT GROWTH FUND V
filed 2005-11-14
CIK 857645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended September 30, 2005.

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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	September 30,	December 31,
Assets	2005	2004

Equipment held for operating leases, at cost	$19,854	$24,937
Less accumulated depreciation	(19,795)	(24,869)
Net equipment	59	68

Cash and cash equivalents	19,925	5,736
Accounts and other receivables, less allowance for doubtful
accounts of $100 in 2005 and $-0- in 2004	122	959
Equity investments in affiliated entities	8,245	11,214
Other assets	173	214
Assets held for sale	41	12,374

Total assets	$28,565	$30,565

Liabilities and partners’ capital

Liabilities

Accounts payable and accrued expenses	$78	$72
Due to affiliates	13	18
Reserve for repairs	--	500
Lessee deposits	210	404
Liabilities held for sale	98	962
Total liabilities	399	1,956

Commitments and contingencies

Partners' capital

Limited partners (8,478,448 limited partnership units outstanding)	28,166	28,609
General Partner	--	--
Total partners' capital	28,166	28,609

Total liabilities and partners' capital	$28,565	$30,565

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues
Lease revenue	$240	$338	$720	$1,086
Interest and other income	119	880	229	963
Gain on disposition of equipment	71	222	1,157	596
Total revenues	430	1,440	2,106	2,645

Expenses
Depreciation and amortization	3	67	11	644
Operations support	2	87	7	283
Management fees to affiliate	8	43	36	102
General and administrative expenses
to affiliates	11	47	33	180
Other general and administrative expenses	131	153	421	925
Provision for (recovery of) bad debts	100	(580)	100	(1,296)
Total expenses	255	(183)	608	838

Equity in net loss of equity investments	(783)	(292)	(1,641)	(230)

(Loss) income from continuing operations	(608)	1,331	(143)	1,577
Loss from operation of discontinued
operations	(175)	(491)	(516)	(215)
Gain on disposition of discontinued operations	4,420	--	4,678	--

Net income	$3,637	$840	$4,019	$1,362

Partners’ share of net income

Limited partners	$3,637	$840	$3,796	$1,362
General Partner	--	--	223	--

Total	$3,637	$840	$4,019	$1,362

Limited partners' basic earnings (loss) per
weighted-average limited partnership unit:
(Loss) income from continuing operations	$(0.07)	$0.16	$(0.04)	$0.19
Loss from operation of discontinued
operations	(0.02)	(0.06)	(0.06)	(0.03)
Gain on disposition of discontinued operations	0.52	--	0.55	--
	$0.43	$0.10	$0.45	$0.16

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
( A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2004 to September 30, 2005
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total

Partners’ capital as of December 31, 2004	$28,609	$--	$28,609

Net income	3,796	223	4,019

Cash distribution	(4,239)	(223)	(4,462)

Partners' capital as of September 30, 2005	$28,166	$--	$28,166

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004
Operating activities
(Loss) income from continuing operations	$(143)	$1,577
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	11	644
Provision for (recovery of) bad debts	100	(1,296)
Gain on disposition of equipment	(1,157)	(596)
Equity in net loss from equity investments	1,641	230
Operating distributions from (contributions to) equity investments	1,328	(20)
Changes in operating assets and liabilities:
Accounts and other receivables	737	2,033
Other assets	(19)	78
Accounts payable and accrued expenses	6	(80)
Due to affiliates	(5)	(19)
Lessee deposits	(194)	(9)
Cash provided by operating activities of continuing operations	2,305	2,542
Cash provided by operating activities of discontinued
operations	1,367	509
Net cash provided by operating activities	3,672	3,051

Investing activities
Investments in equity investments	--	(22,774)
Non-operating distributions from equity investments	--	17,225
Decrease in restricted cash	--	60
Payments on finance lease receivable	58	--
Proceeds from disposition of equipment	657	2,072
Cash provided by (used in) investing activities of continuing
operations	715	(3,417)
Cash provided by (used in) investing activities of discontinued
operations	14,996	(7,177)
Net cash provided by (used in) investing activities	15,711	(10,594)

Financing activities
Cash distribution paid to limited partners	(4,239)	--
Cash distribution paid to General Partner	(223)	--
Cash used in financing activities from continuing operations	(4,462)	--
Cash used in financing activities of discontinued operations	(732)	(334)
Net cash used in financing activities	(5,194)	(334)

Net increase (decrease) in cash and cash equivalents	14,189	(7,877)
Cash and cash equivalents at beginning of period	5,736	18,049
Cash and cash equivalents at end of period	$19,925	$10,172

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

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at September 30, 2005 and December 31, 2004, condensed statements of income for the three and nine months ended September 30, 2005 and 2004, condensed statements of changes in partners’ capital for the period from December 31, 2004 to September 30, 2005, and the condensed statements of cash flows for the nine months ended September 30, 2005 and 2004 have been made and are reflected.

In the second quarter of 2005, the Partnership sold its remaining marine container portfolio. During the third quarter of 2005, the Partnership and an investment entity in which the Partnership has an interest, sold all of their remaining railcars. Consequently, the results from these operations have been classified as discontinued operations and prior periods have been restated. (See Note 5 to the unaudited condensed financial statements)

2. Schedule of Partnership Phases

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

3. Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2005 presentation. These reclassifications did not have any effect on net income.

4. Cash Distributions

Cash distributions are recorded when declared.

For the nine months ended September 30, 2005, cash distributions declared and paid totaled $4.2 million ($0.50 per limited partnership unit) to the limited partners and $0.2 million to the General Partner. No cash distributions were declared or paid to the limited partners or General Partner during the nine months ended September 30, 2004 or the three months ended September 30, 2005 and 2004. (See Note 15 to the unaudited condensed financial statements)

5. Discontinued Operations

During the second quarter of 2005, the General Partner sold its remaining marine containers with a net book value of $-0- for proceeds of $0.3 million resulting in a gain of $0.3 million.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Discontinued Operations (continued)

In the third quarter of 2005, the Partnership and several affiliated entities (collectively, the Sellers), including PLM Rail Partners (Rail Partners), an entity in which the Partnership has a 23% ownership interest, entered into an Asset Purchase Agreement to sell the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers manage the railcars of third parties. The sale of the railcar business was completed on August 18, 2005.

The Partnership received net proceeds of $14.4 million from the disposition of its railcar assets including its interest in Rail Partners resulting in a gain on disposition of discontinued operations of $4.4 million. The amount received by the Partnership and Rail Partners was based on the appraised value of the railcars sold by the Partnership and Rail Partners to the purchaser, as determined by an independent third party appraiser or, for railcars manufactured in 2005, the greater of the appraised value or the actual cost. The proceeds received from Rail Partners by the Partnership was net of Rail Partner's repayment of its debt.

Concurrent with the sale of the Partnership's railcar assets, the Partnership terminated its $15.0 million railcar loan facility and expensed the remaining unamortized portion of debt placement fees related to this facility of $0.1 million. There were no amounts due to the lender at the time of termination nor any penalties due associated with the termination.

Accordingly, the Partnership's railcar leasing operations including its equity investment in Rail Partners and marine container leasing operations are accounted for as discontinued operations.

Net income (loss) from discontinued operations for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands of dollars):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Lease revenue	$206	$281	$877	$1,404
Interest and other income	3	10	16	11
Gain on disposition of equipment	110	59	118	423
Total revenues	319	350	1,011	1,838

Expenses
Depreciation and amortization	225	379	918	1,102
Operations support	3	(9)	12	260
Management fees to affiliate	16	24	62	87
Interest expense	116	107	261	152
General and administrative expenses
to affiliates	25	31	77	121
General and administrative expenses	53	71	60	90
Impairment loss on equipment	--	183	--	183
(Recovery of) provision for bad debts	(34)	9	(10)	12
Total expenses	404	795	1,380	2,007

Equity in net loss of equity investments	(90)	(46)	(147)	(46)
Loss from operations of discontinued operations	$(175)	$(491)	$(516)	$(215)

Gain on disposition of discontinued operation	$4,420	$--	$4,678	$--

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Discontinued Operations (continued)

Assets and liabilities held for sale as of September 30, 2005 and December 31, 2004 are as follows (in thousands of dollars):

	September 30,	December 31,
Assets	2005	2004
Equipment held for operating leases, net	$--	$9,820
Restricted cash	--	1,998
Accounts receivable, net	38	330
Other assets, net	3	226
Total assets held for sale	$41	$12,374
Liabilities
Account payable and other liabilities	$25	$216
Due to affiliates	2	5
Non-recourse debt	--	732
Lessee deposits	10	9
Equity investment in affiliated entity	61	--
Total liabilities held for sale	$98	$962

Transactions with General Partner and Affiliates - Discontinued Operations

During the three and nine months ended September 30, 2005 and 2004, the Partnership's discontinued operations incurred these types of costs to FSI or its affiliates; acquisition, lease negotiation, and management fees and data processing and administrative expenses. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the three months ended September 30,	2005	2004	2005	2004
Management fees	$16	$24	$10	$24
Data processing and administrative
expenses	25	31	35	22

	Owned Equipment		Equity Investments
For the nine months ended September 30,	2005	2004	2005	2004
Acquisition fees	$84	$554	$--	$--
Lease negotiation fees	19	123	--	--
Management fees	62	87	54	24
Data processing and administrative
expenses	77	121	87	22

During the nine months ended September 30, 2004, the Partnership purchased $9.6 million in railcars from FSI or its affiliates. The Partnership's cost for the railcars purchased from FSI was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. In addition, the Partnership transferred 382 owned railcars with a net book value of $5.2 million into Rail Partners. Rail Partners was owned with two affiliated partnerships that also transferred owned railcars into this entity.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Transactions with General Partner and Affiliates

The balance due to affiliates as of September 30, 2005 and December 31, 2004 includes $13,000 and $18,000, respectively, due to FSI and its affiliates for management fees. During the three and nine months ended September 30, 2005 and 2004, the Partnership incurred acquisition, lease negotiation, debt placement, and management fees and data processing and administrative expenses to FSI or its affiliates. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the three months ended September 30,	2005	2004	2005	2004
Acquisition fees	$--	$--	$--	$1,058
Lease negotiation fees	--	--	--	235
Debt placement fee	--	--	--	210
Management fees	8	45	54	60
Data processing and administrative
expenses	11	47	10	4

	Owned Equipment		Equity Investments
For the nine months ended September 30,	2005	2004	2005	2004
Acquisition fees	$--	$--	$--	$1,058
Lease negotiation fees	--	--	--	235
Debt placement fee	--	--	--	210
Management fees	35	105	218	111
Data processing and administrative
expenses	33	180	41	13

During the nine months ended September 30, 2004, the Partnership, and three affiliated entities, formed two investment entities which each purchased two commercial aircraft. The Partnership's net investment in these entities was $5.5 million. (See Note 8 to the unaudited condensed financial statements)

7. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004
Aircraft	$19,854	$24,937
Less accumulated depreciation	(19,795)	(24,869)
Net equipment	$59	$68

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of September 30, 2005, all owned equipment in the Partnership’s equipment portfolio was on lease except for one aircraft with a net book value of $-0-. As of December 31, 2004, all owned equipment in the Partnership’s equipment portfolio was on lease except for two aircraft with a net book value of $-0-.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Equipment (continued)

During the three months ended September 30, 2005, the Partnership disposed of parts from a commercial aircraft with a net book value of $-0- for proceeds of $0.1 million which resulted in a gain on disposition of $0.1 million. During the nine months ended September 30, 2005, the Partnership disposed of a commercial aircraft and parts from a commercial aircraft with an aggregate net book value of $-0- for proceeds of $0.7 million and reversed $0.5 million of unused engine reserves related to the sold commercial aircraft which resulted in a gain on disposition of $1.2 million.

During the three months ended September 30, 2004, the Partnership disposed of a commercial aircraft and parts from a commercial aircraft, with an aggregate net book value of $0.9 million for proceeds of $1.1 million, which resulted in a gain on disposition of $0.2 million. During the nine months ended September 30, 2004, the Partnership disposed of two commercial aircraft and parts from a commercial aircraft with an aggregate net book value of $1.5 million for proceeds of $2.1 million, which resulted in a gain on disposition of $0.6 million.

8. Equity Investments in Affiliated Entities

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

The tables below set forth 100% of the lease revenues and interest and other income, depreciation and amortization expense, interest expense, operations support and administrative expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three and nine months ended September 30, 2005 and 2004 (in thousands of dollars):

		PLM
For the three months ended	Lion	Worldwide
September 30, 2005	Partnership1	Leasing2
Lease revenues and interest and other income	$1,377	$71
Less: Depreciation and amortization expense	279	--
Operations support	1,181	--
General and administrative expenses	48	(96)
Net (loss) income	$(131	$167

Partnership’s share of net (loss) income	$(63	$42

1	The Partnership owns a 48% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owns a 25% interest in PLM Worldwide Leasing that was formed in 1995 that owns aircraft related assets.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Equity Investment in Affiliated Entities (continued)

For the three months ended	PLM CAL I	PLM CAL II
September 30, 2005 (continued)	LLC 4	LLC 5	CFHS 6	Total
Lease revenues and interest and other income	$999	$989	$571
Less: Depreciation and amortization expense	1,235	1,233	1,387
Interest expense	456	455	--
General and administrative expenses	28	28	29
Net loss	$(720)	$(727)	$(845)

Partnership’s share of net loss	$(300)	$(303)	$(159)	$(783)

		Aero		PLM
For the three months ended	Lion	California	Clement	Worldwide
September 30, 2004	Partnership1	Trust2	Partnership7	Leasing3
Lease revenues and interest and other income	$2,212	$27	$--
Less: Depreciation and amortization expense	279	--	--
Operations support	1,231	6	(26)
General and administrative expenses	123	15	--
Net income	$579	$6	$26

Partnership’s share of net income (loss)	$268	$1	$14	$(10)

For the three months ended	PLM CAL I	PLM CAL II
September 30, 2004 (continued)	LLC 4	LLC 5	Total
Lease revenues and interest and other income	$380	$371
Less: Depreciation and amortization expense	865	864
Interest expense	202	202
General and administrative expenses	21	21
Net loss	$(708)	$(716)

Partnership’s share of net loss	$(281)	$(284)	$(292)

		Aero	PLM
For the nine months ended	Lion	California	Worldwide
September 30, 2005	Partnership1	Trust2	Leasing3
Lease revenues and interest and other income	$6,690	$7	$600
Less: Depreciation and amortization expense	836	--	--
Operations support	3,944	4	--
General and administrative expenses	502	4	590
Net income (loss)	$1,408	$(1)	$10

Partnership’s share of net income	$652	$--	$2

1	The Partnership owns a 48% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owned a 25% interest in the Aero California Trust that was formed in 1996 and dissolved in 2005 that owned two stage III commercial aircraft that were on a direct finance lease.
3	The Partnership owns a 25% interest in PLM Worldwide Leasing. that was formed in 1995 that owns aircraft related assets.
4	The Partnership owns a 40% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
5	The Partnership owns a 40% interest in the PLM CAL II LLC that was formed in the fourth quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 19% interest in CFHS that was formed in the third quarter of 2004 that owns various types of machinery and other equipment.
7	The Partnership owned a 50% interest in the Clement Partnership that was formed in 1991 and dissolved in 2004 that owned a product tanker which was sold during 2003.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Equity Investments in Affiliated Entities (continued)

For the nine months ended	PLM CAL I	PLM CAL II
September 30, 2005 (continued)	LLC 4	LLC 5	CFHS 6	Total
Lease revenues and interest and other income	$2,950	$2,922	$1,712
Less: Depreciation and amortization expense	3,706	3,700	4,154
Interest expense	1,402	1,401	--
General and administrative expenses	81	80	77
Net loss	$(2,239)	$(2,259)	$(2,519)

Partnership’s share of net loss	$(906)	$(914)	$(475)	$(1,641)

		Aero		PLM
For the nine months ended	Lion	California	Clement	Worldwide
September 30, 2004	Partnership1	Trust2	Partnership7	Leasing3
Lease revenues and interest and other income	$4,934	$114	$--
Less: Depreciation and amortization expense	836	--	--
Operations support	3,251	21	(24)
General and administrative expenses	278	67	(30)
Net income	$569	$26	$54

Partnership’s share of net income	$263	$7	$27	$38

For the nine months ended	PLM CAL I	PLM CAL II
September 30, 2004 (continued)	LLC5	LLC6	Total
r Lease revenues and interest and other income	$380	$371
Less: Depreciation and amortization expense	865	864
Interest expense	202	202
Operations support	--	--
General and administrative expenses	21	21
Net loss	$(708)	$(716)

Partnership’s share of net loss	$(281)	$(284)	$(230)

As of September 30, 2005 and December 31, 2004, all jointly-owned assets in the Partnership’s equity investment portfolio were on lease.

In the first quarter of 2005, the lessee of the two stage III commercial aircraft on a direct finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft in accordance with the lease agreement. The aircraft were sold for their net book value and the trust was dissolved.

1	The Partnership owns a 48% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owned a 25% interest in the Aero California Trust that was formed in 1996 and dissolved in 2005 that owned two stage III commercial aircraft that were on a direct finance lease.
3	The Partnership owns a 25% interest in PLM Worldwide Leasing that was formed in 1995 that owns aircraft related assets.
4	The Partnership owns a 40% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
5	The Partnership owns a 40% interest in the PLM CAL II LLC that was formed in the fourth quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 19% interest in CFHS that was formed in the third quarter of 2004 that owns various types of machinery and other equipment.
7	The Partnership owned a 50% interest in the Clement Partnership that was formed in 1991 and dissolved in 2004 that owned a product tanker which was sold during 2003.

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

The Partnership did not make any equity investments in the nine months ended September 30, 2005.

9. Operating Segments

The Partnership operates in four primary operating segments: marine vessel leasing, aircraft leasing, trailer leasing, and machinery and other equipment leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. There were no intersegment revenues for the three and nine months ended September 30, 2005 and 2004. The following tables present a summary of the operating segments of continuing operations (in thousands of dollars):

	Marine			Machinery
For the three months ended	Vessel	Aircraft	Trailer	And Other
September 30, 2005	Leasing	Leasing	Leasing	Equipment	Other[1]	Total

Revenues
Lease revenue	$--	$240	$--	$--	$--	$240
Interest and other income	--	6	2	--	111	119
Gain on disposition of equipment	--	71	--	--	--	71
Total revenues	--	317	2	--	111	430

Expenses
Depreciation and amortization	--	3	--	--	--	3
Operations support	--	2	--	--	--	2
Management fees to affiliate	--	4	4	--	--	8
General and administrative expenses	--	17	--	--	125	142
Provision for bad debts	--	100	--	--	--	100
Total expenses	--	126	4	--	125	255
Equity in net loss of equity
investments	(63)	(561)	--	(159)	--	(783)
Loss from continuing operations	$(63)	$(370)	$(2)	$(159)	$(14)	$(608)

Total assets as of September 30, 2005	$2,382	$2,848	$126	$3,174	$20,035	$28,565

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets and assets held for sale. Also includes certain interest income and costs not identifiable to a particular segment, such as certain general and administrative expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Operating Segments (continued)

	Marine
For the three months ended	Vessel	Aircraft	Trailer
September 30, 2004	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$250	$88	$--	$338
Interest and other income	--	866	--	14	880
Gain on disposition of equipment	--	222	--	--	222
Total revenues	--	1,338	88	14	1,440

Expenses
Depreciation and amortization	--	35	31	1	67
Operations support	--	18	69	--	87
Management fees to affiliate	--	39	4	--	43
General and administrative expenses	--	53	1	146	200
Recovery of bad debts	--	(580)	--	--	(580)
Total expenses	--	(435)	105	147	(183)
Equity in net income (loss) of equity
investments	282	(574)	--	--	(292)
Income (loss) from continuing operations	$282	$1,199	$(17)	$(133)	$1,331
Investments in equity investments	$--	$22,774	$--	$--	$22,774

	Marine			Machinery
For the nine months ended	Vessel	Aircraft	Trailer	And Other
September 30, 2005	Leasing	Leasing	Leasing	Equipment	Other[1]	Total

Revenues
Lease revenue	$--	$720	$--	$--	$--	$720
Interest and other income	--	28	8	--	193	229
Gain on disposition of equipment	--	1,157	--	--	--	1,157
Total revenues	--	1,905	8	--	193	2,106

Expenses
Depreciation and amortization	--	11	--	--	--	11
Operations support	--	7	--	--	--	7
Management fees to affiliate	--	23	13	--	--	36
General and administrative expenses	--	51	--	--	403	454
Provision for bad debts	--	100	--	--	--	100
Total expenses	--	192	13	--	403	608
Equity in net income (loss) of equity
investments	652	(1,818)	--	(475)	--	(1,641)
Income (loss) from continuing operations	$652	$(105)	$(5)	$(475)	$(210)	$(143)

1	Includes certain interest income and costs not identifiable to a particular segment, such as certain amortization and certain general and administrative expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Operating Segments (continued)

	Marine
For the nine months ended	Vessel	Aircraft	Trailer
September 30, 2004	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$813	$273	$--	$1,086
Interest and other income	--	896	--	67	963
Gain on disposition of equipment	--	596	--	--	596
Total revenues	--	2,305	273	67	2,645

Expenses
Depreciation and amortization	--	546	93	5	644
Operations support	--	93	190	--	283
Management fees to affiliate	--	91	11	--	102
General and administrative expenses	3	488	12	602	1,105
Recovery of bad debts	--	(1,296)	--	--	(1,296)
Total expenses	3	(78)	306	607	838
Equity in net income (loss) of equity
Investments	290	(520)	--	--	(230)
Income (loss) from continuing operations	$287	$1,863	$(33)	$(540)	$1,577
Investments in equity investments	$--	$22,774	$--	$--	$22,774

10. Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit

Basic earnings (loss) per weighted-average limited partnership unit was computed by dividing earnings or loss attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2005 and 2004 was 8,478,448.

All special allocations of income to the General Partner are included in the calculation of basic earnings (loss) from continuing operations.

1	Includes certain interest income and costs not identifiable to a particular segment, such as certain amortization and general and administrative expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit (continued)

Basic earning or loss per weighted average limited partnership unit from continuing operations, operations of discontinued operations, gain on disposition of discontinued operations and any special allocations to the limited partners are based on the following (in thousands of dollars, except weighted-average limited partnership unit amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Attributable to limited partners:
Basic (loss) income from continuing operations	$(608)	$1,331	$(143)	$1,577
Special allocation of loss	--	--	(223)	--
(Loss) income from continuing operations	(608)	1,331	(366)	1,577
Loss from operations of discontinued operations	(175)	(491)	(516)	(215)
Gain on disposition of discontinued operations	4,420	--	4,678	--
Net income	$3,637	$840	$3,796	$1,362

Weighted average limited partnership units
outstanding	8,478,448	8,478,448	8,478,448	8,478,448
Basic earnings:
(Loss) income from continuing operations	$(0.07)	$0.16	$(0.04)	$0.19
Loss from operations of discontinued operations	(0.02)	(0.06)	(0.06)	(0.03)
Gain on disposition of discontinued operations	0.52	--	0.55	--
Net income per weighted average limited
partnership unit	$0.43	$0.10	$0.45	$0.16

11. Accounts and Other Receivables

Accounts and other receivables represent balances due from current or former lessees for unpaid balances incurred from leasing and selling Partnership owned equipment. The components of accounts and other receivables were as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004
Trade accounts receivables	$222	$22
Other receivables	--	937
Allowance for doubtful accounts	(100)	--
	$122	$959

At December 31, 2004, the balance in other receivable was due from a former aircraft lessee for past due lease payments and in settlement for returning aircraft in a condition not in accordance with the lease agreement. During 2005, $0.7 million of the other receivable was paid with the remaining balance of $0.2 million being offset against a security deposit from the lessee.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
12. Other Assets

The components of the other assets were as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004
Finance lease receivable	$104	$162
Prepaid expenses and deposits	69	52
	$173	$214

13. Concentrations of Credit Risk

For the nine months ended September 30, 2005 and 2004, the Partnership’s customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment was Continental Airlines, Inc. (29% in 2005) and Varig South America (15% in 2004). In addition, during 2005, Varig South America purchased a commercial aircraft from the Partnership and the gain from the sale accounted for 12% of total revenues from owned equipment and jointly owned equipment.

As of September 30, 2005 and December 31, 2004, the Partnership’s customers that accounted for 10% or more of the total accounts and other receivables for the owned equipment and jointly owned equipment was Varig South America (56% in 2004) and Stena Bulk LLC (55% in 2005 and 37% in 2004).

As of September 30, 2005 and December 31, 2004, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

14. Recent Accounting Pronouncements

In December 2004, Financial Accounting Standards Board issued Statement 153, "Exchanges of Non-monetary Assets" (Statement 153), an amendment of Accounting Principles Board Opinion No. 29. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. Adoption of Statement 153 did not have a significant effect on the Partnership's financial statements.

At the June 15 -16, 2005 Emerging Issues Task Force (EITF) meeting, the EITF reached a consensus on Issue No. 04-05 entitled "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-05). The consensus provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. Additionally, on July 14, 2005, the Financial Accounting Standards Board issued a Staff Position FSP-78-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05” which amends the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, to be consistent with EITF Issue No. 04-05. The effective dates of this issue and technical position depend on whether the partnership agreement is new or modified, and is therefore effective for the Partnership no later than the beginning of the first quarter of 2006. The General Partner is currently evaluating the effect that this Issue and Staff Position will have on the Partnership’s financial position and results of operations.

15. Subsequent Event

During October 2005, the General Partner declared a cash distribution of $2.04 per limited partnership unit that was paid on November 11, 2005 to the holders of record as of November 1, 2005. The total cash distributed to the limited partners and the General Partner was $17.3 million and $0.9 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter of 2005, the Partnership and an investment entity in which the Partnership has an interest, sold all of their remaining railcars. Consequently, the results from these operations have been classified as discontinued operations and prior periods have been restated. (See Note 5 to the unaudited condensed financial statements)

(I) RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V’s (the Partnership’s) Operating Results for the Three Months Ended September 30, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues less operations support on owned equipment decreased during the three months ended September 30, 2005, compared to the same period of 2004. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, and provision for (recovery of) bad debts relating to the operating segments (see Note 9 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months Ended September 30,
	2005	2004
Aircraft	$238	$232
Trailers	--	19

Aircraft: Aircraft lease revenues and operations support were $0.2 million and $2,000, respectively, for the three months ended September 30, 2005, compared to $0.3 million and $18,000, respectively, during the same period of 2004.

Trailers: Trailer lease revenues and operations support were $-0- and $-0-, respectively, for the three months ended September 30, 2005, compared to $0.1 million and $0.1 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Partnership's trailers being placed on a direct finance lease in 2004.

(B) Interest and Other Income

Interest and other income decreased $0.8 million in the three months ended September 30, 2005 compared to the same period of 2004. During the third quarter of 2004, a former aircraft lessee agreed to pay $0.8 million as a settlement for not returning leased aircraft in the condition required in the lease agreement which was included in other income. A similar event did not occur during the same period of 2005.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.3 million for the three months ended September 30, 2005 increased from $(0.3) million for the same period in 2004. Significant variances are explained as follows:

(i)  Provision for (recovery of) bad debts decreased $0.7 million in the three months ended September 30, 2005 compared to the same period of 2004. During 2005, provision for bad debts of $0.1 million represented a reserve recorded related to one aircraft lessee. During 2004 recovery of bad debts of $0.6 million was due to the collection of a receivable primarily from one former aircraft lessee that had been previously reserved for as a bad debt; and

(ii) Depreciation and amortization expenses decreased $0.1 million from 2004 levels reflecting the decrease of $35,000 due to certain assets becoming fully depreciated at the end of 2004 and a decrease of $31,000 caused by the Partnership's trailer portfolio being placed on a direct finance lease in 2004.

(D) Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the three months ended September 30, 2005 totaled $0.1 million, and resulted from the sale of parts from a commercial aircraft with a net book value of $-0- for proceeds of $0.1 million. The gain on the disposition of equipment for the three months ended September 30, 2004 totaled $0.2 million, and resulted from the sale of parts of a commercial aircraft and a commercial aircraft with an aggregate net book value of $0.9 million for proceeds of $1.1 million.

(E) Equity in Net Loss of Equity Investments

Equity in net (loss) income of equity investments represents the Partnership's share of the net loss or income generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net (loss) income by equipment type (in thousands of dollars):

	For the Three Months Ended September 30,
	2005	2004
Marine vessel	$(63)	$282
Machinery and other equipment	(159)	--
Aircraft	(561)	(574)
Equity in net loss of equity investments	$(783)	$(292)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation and amortization expenses, operations support, interest expense and administrative expenses:

Marine vessel: As of September 30, 2005 and 2004, the Partnership had an interest in an entity owning a marine vessel. During the three months ended September 30, 2005, lease revenues of $0.7 million were offset by depreciation expense, operations support, and administrative expenses of $0.7 million. During the three months ended September 30, 2004, lease revenues of $1.1 million were partially offset by depreciation expense, operations support and administrative expenses of $0.8 million.

Marine vessel lease revenues decreased $0.4 million during the three months ended September 30, 2005 compared to the same period 2004. The decrease of $0.4 million was due to a lower lease rate being earned on this equipment resulting from trading in a region of the world that earns a lower lease rate compared to the same period of 2004 during which this marine vessel was trading in a region that earns higher lease rates.

Marine vessel operations support and administrative expenses decreased $0.1 million during the three months ended September 30, 2005 compared to the same period 2004. The decrease of $0.1 million was due to lower operating expenses.

Machinery and other equipment: As of September 30, 2005, the Partnership owned an interest in an entity formed in the fourth quarter of 2004 that owns machinery and other equipment. During the three months ended September 30, 2005, lease revenues of $0.1 million were offset by depreciation and amortization expense and administrative expenses of $0.3 million. The Partnership did not have any equity investments that owned machinery and other equipment in the same period of 2004.

Aircraft: As of September 30, 2005, the Partnership owned an interest in two entities each owning two Boeing 737-500 commercial aircraft that were formed in the third quarter of 2004 and an interest in an entity owning other aircraft related assets. As of September 30, 2004, the Partnership owned an interest in an entity owning two commercial aircraft on a direct finance lease, an interest in two entities each owning two Boeing 737-500 commercial aircraft that were formed in the third quarter of 2004, and an interest in an entity owning other aircraft related assets. In the first quarter of 2005, the lessee of the two commercial aircraft on a direct finance lease in which the Partnership had a interest, exercised its purchase option for these aircraft.

During the three months ended September 30, 2005, entities owning aircraft equipment generated revenues of $0.8 million were offset by depreciation and amortization expense, operations support, interest expense and administrative expenses of $1.4 million. During the three months ended September 30, 2004, entities owning aircraft equipment generated revenues of $0.3 million which were offset by depreciation and amortization expense, interest expense, direct expenses and administrative expenses of $0.9 million.

Aircraft revenues increased $0.5 million due to the Partnership's investment during the third quarter of 2004 into two entities that each own two Boeing 737-500 commercial aircraft being owned and on lease the entire quarter compared being owned and on lease for one month of the same period of 2004.

Depreciation and amortization expense, operations support, interest expense and administrative expenses increased $0.5 million during the three months ended September 30, 2005 resulting from an increase in depreciation expense of $0.3 million caused by the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the third quarter of 2004 and an increase of $0.2 million caused by interest expense from the non-recourse debt financing the two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. Equity investments results for these two entities during the same period of 2004 is the result of one month of operation compared to a full quarter of operations during the three months ended September 30, 2005.

(F) Loss from Operation of Discontinued Operations

During the three months ended September 30, 2005, the Partnership's railcar and marine container operations, which are being accounted for as discontinued operations, generated a loss from operations of $0.2 million compared to a loss of $0.5 million during the same period of 2004.

(G) Gain from Disposition of Discontinued Operations

The Partnership had a gain on disposition of discontinued operations from the sale of its railcar assets of $4.4 million in the three months ended September 30, 2005 compared to $-0- during the same period of 2004.

(H) Net Income

As a result of the foregoing, the Partnership’s net income for the three months ended September 30, 2005 was $3.6 million, compared to net income of $0.8 million during the same period in 2004. The Partnership’s ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the three months ended September 30, 2005 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Nine Months Ended September 30, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues less operations support on owned equipment decreased during the nine months ended September 30, 2005, compared to the same period of 2004. The following table presents lease revenues less operating support by segment (in thousands of dollars):

	For the Nine Months Ended September 30,
	2005	2004
Aircraft	$713	$720
Trailers	--	69

Aircraft: Aircraft lease revenues and operations support were $0.7 million and $7,000, respectively, for the nine months ended September 30, 2005, compared to $0.8 million and $0.1 million, respectively, during the same period of 2004. A decrease in aircraft lease revenues of $0.1 million was due to the sale of owned aircraft during the first quarter of 2005 that was on-lease during the nine months ended September 30, 2004. A decrease in aircraft operations support of $0.1 million was due a lower repair expense of $31,000 and lower insurance expense of $39,000 due to aircraft sales during 2004 and 2005.

Trailers: Trailer lease revenues and operations support were $-0- and $-0-, respectively, for the nine months ended September 30, 2005, compared to $0.3 million and $0.2 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Partnership's trailers being placed on a direct finance lease in 2004.

(B) Interest and Other Income

Interest and other income decreased $0.7 million in the nine months ended September 30, 2005 compared to the same period of 2004. During the third quarter of 2004, a former aircraft lessee agreed to pay $0.8 million as a settlement for not returning leased aircraft in the condition required in the lease agreement which was included in other income. A similar event did not occur during the same period of 2005.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.6 million for the nine months ended September 30, 2005 and 2004 remained relatively the same. While total indirect expenses were approximately the same over the periods, there were significant variances between the categories of indirect expenses explained below:

(i) General and administrative expenses decreased $0.7 million during the nine months ended September 30, 2005 compared to the same period 2004. A decrease of $0.4 million was due to lower administrative costs resulting from the sale of aircraft during 2004 and 2005 and a decrease of $0.2 million resulted from lower costs being charged to the Partnership for certain professional services associated with the search for potential equipment acquisitions;

(ii) Depreciation and amortization expenses decreased $0.6 million from 2004 levels reflecting the decrease of $0.5 million due to certain assets becoming fully depreciated at the end of 2004 and a decrease of $0.1 million caused by the Partnership's trailer portfolio being placed on a direct finance lease in 2004; and

(iii) Provision for (recovery of) bad debts increased $1.4 million in the nine months of 2005 compared to the same period of 2004. During 2005, provision for bad debts of $0.1 million represented a reserve recorded related to one aircraft lessee. During 2004 recovery of bad debts of $1.3 million was due to the collection of a receivable primarily from one former aircraft lessee that had been previously reserved for as a bad debt.

(D) Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the nine months ended September 30, 2005 totaled $1.2 million, and resulted from the sale of parts from a commercial aircraft and a commercial aircraft with a net book value of $-0- for proceeds of $0.7 million. The gain of $1.2 million included the reversal of $0.5 million unused engine reserves related to the sold commercial aircraft. The gain on the disposition of equipment for the nine months ended September 30, 2004 totaled $0.6 million, and resulted from the sale of parts from a commercial aircraft and two commercial aircraft with an aggregate net book value of $1.5 million for proceeds of $2.1 million.

(E) Equity in Net Loss of Equity Investments

Equity in net (loss) income of equity investments represents the Partnership's share of the net loss or income generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net (loss) income by equipment type (in thousands of dollars):

	For the Nine Months Ended September 30,
	2005	2004
Marine vessel	$652	$290
Machinery and other equipment	(475)	--
Aircraft	(1,818)	(520)
Equity in net loss of equity investments	$(1,641)	(230)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation and amortization expenses, operations support, interest expense, administrative expenses and provision for bad debts:

Marine vessel: As of September 30, 2005 and 2004, the Partnership owned an interest in an entity that owned a marine vessel. During the nine months ended September 30, 2005, lease revenues of $3.2 million were partially offset by depreciation expense, operations support, and administrative expenses of $2.5 million. During the same period of 2004, lease revenues of $2.3 million were partially offset by depreciation expense, operations support, and administrative expenses of $2.1 million.

Marine vessel lease revenues increased $0.9 million during the nine months ended September 30, 2005 compared to the same period 2004. An increase of $1.0 million due to a higher lease rate being earned during the first six months of 2005 was partially offset by $0.4 million decrease during the third quarter of 2005 due earning a lower lease rate compared to the same period of 2004. In addition, the marine vessel earned an additional $0.3 million due to being on hire the full nine months of 2005 compared to the same period of 2004 when the marine vessel was off-hire approximately 30 days while undergoing dry docking. A similar event did not occur in the first nine months of 2005.

Marine vessel operations support and administrative expenses increased $0.4 million during the nine months ended September 30, 2005 compared to the same period 2004. The $0.4 million increase was due to an increase of $0.1 million due to higher repairs and maintenance expenses during the nine months ended September 30, 2005, higher operating expenses of $0.2 million resulting from the marine vessel being on-lease during all of the first nine months of 2005 compared to 2004 when the marine vessel was undergoing a scheduled dry docking and off-lease for 30 days and an increase of $0.1 million due to increased bad debt expense.

Machinery and other equipment: As of September 30, 2005, the Partnership owned an interest in an entity formed in the fourth quarter of 2004 that owned machinery and other equipment. During the nine months ended September 30, 2005, lease revenues of $0.3 million were offset by depreciation and amortization expense and administrative expenses of $0.8 million. The Partnership did not have any equity investments that owned machinery and other equipment in the same period of 2004.

Aircraft: As of September 30, 2005, the Partnership owned an interest in two entities each owning two Boeing 737-500 commercial aircraft that were formed in the third quarter of 2004 and an interest in an entity owning other aircraft related assets. As of September 30, 2004, the Partnership owned an interest in two entities each owning two Boeing 737-500 commercial aircraft that were formed in the third quarter of 2004, an interest in an entity owning two commercial aircraft on a direct finance lease and an interest in an entity owning other aircraft related assets. In the first quarter of 2005, the lessee of the two commercial aircraft on a direct finance lease in which the Partnership had a interest, exercised its purchase option for these aircraft. The aircraft were sold for their net book value.

During the nine months ended September 30, 2005, revenues of $2.5 million were offset by depreciation and amortization expense, operations support, interest expense and administrative expenses of $4.3 million. During the same period of 2004, revenues of $0.3 million were offset by depreciation and amortization expense, operations support, interest expense and administrative expenses of $0.9 million.

Aircraft revenues increased $2.1 million due to the Partnership's investment into two entities during the third quarter of 2004 that each own two Boeing 737-500 commercial aircraft. These aircraft were owned and on-lease for nine months of 2005 compared to being owned and on lease for one month of the same period of 2004.

Depreciation and amortization expense, operations support, interest expense and administrative expenses increased $3.4 million during the nine months ended September 30, 2005 compared to the same period of 2004 resulting from an increase in depreciation and amortization expense of $2.3 million caused by the Partnership's investment during the third quarter of 2004 into two entities each owning two Boeing 737-500 commercial aircraft and an increase of $1.0 million caused by interest expense from the non-recourse debt financing the two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. The Partnership had an interest in these two entities owning commercial aircraft for nine months of 2005 compared to one month of the same period of 2004.

(F) Income (Loss) from Operation of Discontinued Operations

During the nine months ended September 30, 2005, the Partnership's railcar and marine container operations, which are being accounted for as discontinued operations, generated a loss from operations of $0.5 million compared to loss of $0.2 million during the same period of 2004.

(G) Gain from Disposition of Discontinued Operations

The Partnership had a gain on disposition of discontinued operations from the sale of its railcar and marine container assets of $4.7 million in the nine months ended September 30, 2005 compared to $-0- during the same period of 2004.

(H) Net Income

As a result of the foregoing, the Partnership’s net income for the nine months ended September 30, 2005 was $4.0 million, compared to net income of $1.4 million during the same period in 2004. The Partnership’s ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the nine months ended September 30, 2005 is not necessarily indicative of future periods.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

DISCONTINUED OPERATIONS

During the second quarter of 2005, the General Partner sold its remaining marine containers for proceeds of $0.3 million resulting in a gain of $0.3 million.

In the third quarter of 2005, the Partnership and several affiliated entities (collectively, the Sellers), including PLM Rail Partners (Rail Partners), an entity in which the Partnership has a 23% ownership interest, entered into an Asset Purchase Agreement to sell the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers manage the railcars of third parties. The sale of the railcar business was completed on August 18, 2005.

The Partnership received net proceeds of $14.4 million from the disposition of its railcar assets including its interest in Rail Partners resulting in a gain on disposition of discontinued operations of $4.4 million. The amount received by the Partnership and Rail Partners was based on the appraised value of the railcars sold by the Partnership and Rail Partners to the purchaser, as determined by an independent third party appraiser or, for railcars manufactured in 2005, the greater of the appraised value or the actual cost. The proceeds received from Rail Partners by the Partnership was net of Rail Partner's repayment of its debt.

Concurrent with the sale of the Partnership's railcar assets, the Partnership terminated its $15.0 million railcar loan facility and expensed the remaining unamortized portion of debt placement fees related to this facility of $0.1 million. There were no amounts due to the lender at the time of termination nor any penalties due associated with the termination.

Accordingly, the Partnership's marine container and railcar leasing operations including its equity investment in Rail Partners are accounted for as discontinued operations and prior periods have been restated.

CONTINUING OPERATIONS

At September 30, 2005, the Partnership had unrestricted cash of $19.9 million.

For the nine months ended September 30, 2005, the Partnership generated cash from operations of $3.7 million which included cash provided by discontinued operations of $1.4 million, to meet its operating obligations, maintain working capital reserves, and make cash distributions of $4.2 million ($0.50 per limited partnership unit) to the limited partners and $0.2 million to PLM Financial Services, Inc. (FSI or the General Partner).

During the nine months ended September 30, 2005, the Partnership disposed of owned equipment and received aggregate proceeds of $0.7 million and reversed $0.5 million of unused engine reserves which is included in the gain on disposal of equipment.

Accounts and other receivable decreased $0.8 million in the nine months ended September 30, 2005 due to the decrease caused by the collection of $0.7 million in other receivable and a security deposit of $0.2 million being used to offset the remaining balance in other receivable from a former aircraft lessee. These decreases were partially offset by an increase of $0.1 million due to the timing of lessee payments.

Equity investments in affiliated entities decreased $3.0 million during the nine months ended September 30, 2005 due to cash distributions of $1.3 million from the equity investments to the Partnership and by the loss of $1.6 million that was recorded by the Partnership for its interests in the equity investments.

Accounts payable decreased $0.1 million during the nine months ended September 30, 2005 due to the timing of payments to vendors.

Reserve for repairs decreased $0.5 million due to the sale of a commercial aircraft and the unused engine reserves for this aircraft totaling $0.5 million being reversed and included as additional gain on disposition.

Lessees deposits decreased $0.2 million during the nine months ended September 30, 2005 due to the security deposit from an aircraft lessee being offset against other receivables.

CASH DISTRIBUTIONS

In November 2005, the Partnership paid a cash distribution of $17.3 million to the limited partners ($2.04 per limited partnership unit) and $0.9 million to the General Partner.

(III) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, Financial Accounting Standards Board issued Statement 153, "Exchanges of Non-monetary Assets" (Statement 153), an amendment of Accounting Principles Board Opinion No. 29. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  Adoption of Statement 153 did not have a significant effect on the Partnership's financial statements.

At the June 15 -16, 2005 Emerging Issues Task Force (EITF) meeting, the EITF reached a consensus on Issue No. 04-05 entitled "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-05). The consensus provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. Additionally, on July 14, 2005, the Financial Accounting Standards Board issued a Staff Position FSP-78-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05” which amends the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, to be consistent with EITF Issue No. 04-05. The effective dates of this issue and technical position depend on whether the partnership agreement is new or modified, and is therefore effective for the Partnership no later than the beginning of the first quarter of 2006. The General Partner is currently evaluating the effect that this Issue and Staff Position will have on the Partnership’s financial position and results of operations.

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

The Partnership intends to use future cash flow from operations to satisfy its operating requirements and make cash distributions to the partners.

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

Disposition of the Partnership's equipment and investments in entities owning equipment may result in a reduction of cash flows from operations to the Partnership.

Factors affecting the Partnership’s operations in the remainder of 2005 and beyond include:

(1) The Partnership has an investment in an entity owning a double-hull product tanker constructed in 1985, which operates in international markets carrying a variety of clean product/chemical liquid cargoes. Demand for product / chemical shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the voyage charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

The Partnership’s product tanker has continued to operate with very minimum idle time between charters. The third quarter 2005 started slowly due to low summer product demand, however, two major hurricanes in the United States (US) gulf created major problems with the oil supply chain and especially the limited refinery capacity of the US. Several major refineries in the US gulf area were shut down or product refining capacity severely reduced resulting in shortage of refined products such as gasoline, jet fuel, heating oil, etc. which created a high demand for imported product from Europe and elsewhere. These events drove the shipping markets for product carriers to all time highs. While some, but not all refining capacity has come back on stream, the demand, while off the highs, remains strong and should continue for the rest of 2005 and into early 2006. The advent of the heating oils season in North America with supply levels reported low could further prolong the strong product tanker market.

The marine vessel owned by an entity in which the Partnership has an interest is 20 plus years old which may limit its future marketability.  Marine vessels of this age typically earn a lower charter rate than newer more efficient marine vessels and may have increased off-hire time;

(2) Market demand for new and used aircraft continues to be severely impacted by the poor financial condition of the airline industry.

The General Partner believes that the commercial aviation industry is recovering from several years of reduced travel; however, the General Partner views the recovery with caution as major increases in the cost of fuel has added another factor to further weakening yields of the airlines. The General Partner believes that stabilization of fuel prices will be critical for the recovery in the airline industry to continue.

The Partnership owns a DHC-8-102 commuter aircraft which is on consignment to a vendor who will part-out the aircraft. Due to the poor market demand for parts from this type of aircraft, it may take a considerable period of time to complete the sale of this aircraft. The Partnership also owns a DHC-8-300 that is on a lease through June 2007.

The Partnership has an interest in four aircraft on lease to a major US airline. While the General Partner is not aware of any specific liquidity problems in regards to this lessee, the poor financial condition of the US airline industry, which has included several bankruptcies this year, indicate there could be collection issues related to this lessee in the future;

(3) The Partnership is expected to have increased general and administrative costs as the General Partner liquidates other investments programs that currently share certain general and administrative expenses;

(4) While the Partnership is scheduled to terminate on December 31, 2010, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006;

(5) The timing and amount of future cash distributions to the limited partners and the General Partner will be based on the cash position of the Partnership and operational requirements. The General Partner does not anticipate any future cash distributions to the limited partners and the General Partner until the Partnership has additional significant asset dispositions; and

(6) Beginning in 2006, in order to prevent the Partnership from being considered publicly traded and to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the General Partner is limiting the number of limited partnership units to be traded to 2% per year of the total outstanding units.

Several other factors may affect the Partnership's operating performance in the year 2005 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The General Partner may elect to sell certain underperforming equipment, equipment whose continued operation may become prohibitively expensive, or has a greater strategic value to others. The General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be used to fund operations and make cash distributions to the partners.

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

(V) FORWARD-LOOKING INFORMATION

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

Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

(1) As of the end of the period prior to the filing of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and CFO concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership’s required to be included in the Partnership’s exchange act filings.

(2) There have been no significant changes in the Partnership’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the General Partner carried out its evaluations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

(b)  Reports on Form 8-K

Report 8-K dated August 10, 2005 announcing that the Partnership has entered into a definitive agreement to sell the Partnership's railcar assets to the CIT Group Inc.

Report 8-K dated August 18, 2005, announcing the completion of the sale of the Partnership's railcar assets to the CIT Group Inc.

Report 8-K dated October 31, 2005, announcing a cash distribution to the partners.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM EQUIPMENT GROWTH FUND V

By:      PLM Financial Services, Inc.
      General Partner

Date: November 11, 2005         By:              /s/ Richard K Brock
     Richard K Brock
     Chief Financial Officer