Form 10KSB
period 2005-12-31
PLM EQUIPMENT GROWTH FUND V
filed 2006-03-30
CIK 857645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 01-19203
_______________________

PLM EQUIPMENT GROWTH FUND V
(Name of small business issuer in its charter)

California 94-3104548
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

405 Lexington Avenue, 67th floor, New York, NY 10174
(Address of principal executive offices) (Zip code)

Issuer's telephone number, including area code: (212) 682-3344
_______________________

Securities registered under Section 12(b) of the Exchange Act:
Limited Partnership Units
(Title of class)

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

Registrant's aggregate market value of voting stock: N/A

Registrant's Limited Partnership units outstanding as of December 31, 2005 were 8,478,448.

Registrant's revenues for the fiscal year ended December 31, 2005 was $2,514,000.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A) Background

In November 1989, PLM Financial Services, Inc. (FSI or the General Partner) filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 10,000,000 limited partnership units (the units) including 2,500,000 optional units, in PLM Equipment Growth Fund V, a California limited partnership (the Partnership, the Registrant, or EGF V).  The Registration Statement also proposed offering an additional 1,250,000 Class B units through a reinvestment plan. The General Partner has determined that it will not adopt this reinvestment plan for the Partnership. The Partnership's offering became effective on April 11, 1990.  FSI, as General Partner, owns a 5% interest in the Partnership. The offering of units of the Partnership closed on December 23, 1991. As of December 31, 2005, there were 8,478,448 units outstanding. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership's primary objectives are:

(1) to maintain a diversified portfolio of low-obsolescence equipment with long lives and high residual values which were purchased with the net proceeds of the initial Partnership offering, supplemented by debt financing, and cash generated from operations during the investment phase of the Partnership;

(2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership's assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

(3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continued ownership of a particular asset. Proceeds from these sales, together with excess net operating cash flows from operations are used for distributions to the limited partners; and

(4) to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The Partnership will terminate on December 31, 2010, unless terminated earlier upon the sale of all of the equipment or by certain other events. The Partnership may not reinvest cash flow generated from operations after January 1, 2005 into additional equipment. Excess cash, if any, less reasonable reserves, will be distributed to the limited partners.

Table 1, below, lists the equipment and the original cost of equipment and capitalized improvements in the Partnership's portfolio and the Partnership's proportional share of equipment in entities in which the Partnership has an equity investment as of December 31, 2005 (in thousands of dollars):

TABLE 1

Units	Type	Manufacturer	Cost

Owned equipment:

1	DC-9-32 Stage III commercial aircraft	McDonnell Douglas	$12,826
1	DHC-8-300 commuter aircraft	DeHavilland	5,748
1	Parts from a DHC-8-102 commuter aircraft	DeHavilland	819	4
	Total owned equipment		$19,393	1

Equipment owned by entities in which the Partnership has an equity investment:

0.40	Four 737-500 Stage III commercial aircraft	Boeing	$25,143	3
0.48	Double-hull product tanker	Boelwerf-Temse	9,492	2
0.19	Machinery and other equipment	Various	3,723	3
	Total equity investments		$38,358	1

Equipment is generally leased under operating leases or on a fixed rate lease for a term of one to ten years except for the marine vessel which is usually leased for periods of less than one year.

(B) Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership’s equipment. The Partnership’s management agreement with IMI is to terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases.  In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee. (see Notes 1, 2, and 3 to the financial statements)

(C) Competition

(1) Operating Leases versus Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents received during the initial non-cancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment.  The short- to mid-term nature of operating leases generally commands a higher rental rate than longer-term full payout leases and offer lessees relative flexibility in their equipment commitment.  In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

1.
Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of acquisition, and equipment acquisition fees paid to FSI or its affiliates.

2   Jointly owned: EGF V and an affiliated program.
3   Jointly owned: EGF V, two affiliated programs and a non-affiliated third party.
4	This aircraft is currently off-lease, has a net book value of $-0- and is in the process of being sold for parts.

(C) Competition (continued)

(1) Operating Leases versus Full Payout Leases (continued)

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

The Partnership also competes with many equipment lessors, including GATX Corp., General Electric Capital Aviation Services Corporation and other investment programs that lease the same types of equipment.

(D) Demand

The Partnership currently operates in the following operating segments: aircraft leasing, double-hull product tanker leasing, and machinery and other equipment leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following section describes the international and national markets in which the Partnership’s capital equipment operates:

(1) Aircraft

(a) Commercial Aircraft

During 2005, global air traffic continued to recover, driven by the long haul markets, especially into Asia. There was initial concern at the beginning of the year that continued high oil prices would lead to a slowing of economic growth, with consequential negative effects on air traffic. The pace of 'permanent retirement' of aircraft increased and new aircraft orders reached new highs.

The United States (US) market continued to cause most concern. Several US carriers are currently in bankruptcy and results of most carriers have been mixed.

In Europe, the expansion by low cost carriers continued during 2005, but at a slower pace. National carriers finally saw financial improvements following their attempts at reducing overhead and correctly structuring their product.

The Asian market continued its growth during 2005. The first quarter experienced slower growth in the regions affected by the tsunami catastrophe but domestic Chinese and intra-Asian markets experienced strong growth as well as India where liberalization saw the birth of several new start-ups.

For 2006, the General Partner believes that stabilization of fuel prices will be critical for the continued recovery in the airline and aircraft industry.

The Partnership owns 100% of a DC-9-32 Stage III commercial aircraft on lease to a Central American carrier through June 2007. This carrier is in poor financial condition and has continually been several months behind in its lease payments. The re-lease or sale opportunities for this type of aircraft are very poor and the Partnership is working with the lessee to extract as much value as possible under this lease. In addition, the Partnership owns 40% of two entities that each own two Boeing 737-500 Stage III commercial aircraft on lease to a major US carrier through 2015. While the General Partner is not aware of any specific liquidity problems in regards to the US lessee, the poor financial condition of the US airline industry require this lessee to be monitored closely.

(b)	Commuter Aircraft

The soft market for turboprop commuter aircraft like those owned by the Partnership continued into 2005. The General Partner continues to believe that the availability of a significant number of off-lease turbo-props, combined with limited demand, will cause the market for these assets to be very weak for the foreseeable future. Continued high fuel prices have marginally created a higher demand for certain turboprop commuter aircraft but is not likely to affect the pricing of the spare parts arising from the managed liquidation of the DHC-8-102.

The 100% owned DHC-8-300 is on lease with a North American operator through June 2007. This aircraft type has benefited from the continued high fuel price and a small improvement in market value has been experienced during 2005; however, a drop in fuel price from current levels will most likely decrease the market value as the technology of the aircraft type is getting old compared to competing aircraft types.

The 100% owned DHC-8-102 aircraft is currently being parted out and the managed liquidation of the aircraft continues. The remaining parts of this aircraft are expected to be sold by the first half of 2007. The sale of the parts from this aircraft has taken longer than expected due to poor market conditions.

(2) Double-Hull Product Tanker

The Partnership has an investment in an entity that owns a double-hull product tanker constructed in 1985, which operates in international markets carrying a variety of clean commodity-type liquid cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

The Partnership’s product tanker has recently received "vetting approval" from a leading oil major and as such is likely to find continued employment in not only the products markets carrying such products as gasoline and jet fuel, but also in the vegetable and palm oil markets. The phase out of a number of uncertified vessels in the vegetable oil trade commencing in 2007 should make marines vessels such as this product tanker more in demand from charterers and operators in those trades.

The marine vessel owned by an entity in which the Partnership has an interest is 20 years old which may limit its future marketability although her recent vetting approvals will mitigate this to some extent.

(3) Machinery and Other Equipment

In 2004 the Partnership, along with two affiliated programs and a non-affiliated third party, entered into a tenancy-in-common agreement (CFHS). The Partnership owns 19% of CFHS. CFHS purchased machinery and other equipment for $19.0 million and leased it back to the seller, an entity that operates three hospitals. The equipment is critical to the day to day operations of the hospitals. The equipment was leased for a two year term that expires in November 2006 with up to three one year renewals following the initial term, at the lessee’s option. As the equipment is critical to the operation of the hospitals operated by the lessee and the lessee does not have the right to return less than all the equipment, the General Partner considers it highly likely that the lessee will exercise each of its renewal options.

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

No new US or International Regulations are scheduled to come into effect during 2005 which would have a significant impact on the Partnership's partially owned marine vessel.

As of December 31, 2005, the Partnership was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. DESCRIPTION OF PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interests in entities that own equipment for leasing purposes. As of December 31, 2005, the Partnership owned a portfolio of transportation and related equipment and investments in entities that owned transportation equipment and machinery and other equipment as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $184.3 million, proceeds from the debt financing of $38.0 million, and by reinvesting a portion of its operating cash flow in additional equipment. The Partnership does not own any real property.

The Partnership maintains its principal office at 405 Lexington Avenue, 67th floor, New York, NY 10174.

ITEM 3. LEGAL PROCEEDINGS

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner’s capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2005, there were 8,211 limited partners holding units in the Partnership.

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of limited partnership units and, as such, prices for limited partnership units in these markets may not be indicative of the actual value of the Partnership units. Presently, there is no public market for the limited partnership units and none is likely to develop.

To prevent the limited partnership units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner monitors transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. Effective January 1, 2006, the percentage of Partnership units that may be traded in any calendar year has been reduced from five percent to two percent to comply with Internal Revenue Service regulations. A transfer may be prohibited if the intended transferee is not a United States citizen or if the transfer would cause any portion of the units of a “Qualified Plan” as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's consolidated financial statements contained in the 2005 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Partnership qualifies as a Regulation S-B filer since both its 2005 and 2004 annual revenues were less than $25.0 million and its public float is less than $25.0 million. The Partnership will continue to qualify as an S-B filer through at least 2007, as its revenues for the year ended December 31, 2005 are less than $25.0 million.

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

(B) Results of Operations - Factors Affecting Performance

(1) Re-leasing Activity and Re-pricing Exposure to Current Economic Conditions

The exposure of the Partnership’s equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of operating cash flow to the Partnership. The Partnership experienced re-leasing or re-pricing activity in 2005 for its marine vessel and aircraft portfolios.

(a) Marine vessel: The Partnership’s investment in an entity owning a marine vessel operated in the short-term leasing market. As a result of this, the Partnership’s partially owned marine vessel was remarketed during 2005 exposing it to re-leasing and re-pricing risk. The marine vessel is expected to be operated in the short-term leasing market through 2006.

(b) Aircraft: As of December 31, 2005, one of the Partnership’s owned aircraft is on consignment to a vendor who is parting-out this aircraft.

(2) Equipment Liquidations

Liquidation of Partnership owned equipment and equipment owned by entities in which the Partnership has an equity investment, represents a reduction in the size of the equipment portfolio and may result in reductions of future operating cash flows to the Partnership.

During 2005, the Partnership disposed of owned equipment that included a commercial aircraft and parts from a commuter aircraft for proceeds of $0.7 million. See discussion of discontinued operations below regarding additional equipment liquidations.

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

The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to the limited partners.

DISCONTINUED OPERATIONS

During 2005, the Partnership sold its remaining marine containers for proceeds of $0.3 million resulting in a gain of $0.3 million.

Additionally in 2005, the Partnership and several affiliated entities (collectively, the Sellers), including PLM Rail Partners (Rail Partners), an entity in which the Partnership had a 23% ownership interest, entered into an Asset Purchase Agreement to sell the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers managed the railcars of third parties. The sale of the railcar business was completed on August 18, 2005.

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

Accordingly, the Partnership's marine container and railcar leasing operations including its equity investment in Rail Partners are accounted for as a discontinued operation and prior periods have been restated. Assets and liabilities relating to the marine container and railcar leasing operations have been presented as assets held for sale and liabilities held for sale for all periods presented. Rail Partners was dissolved during the fourth quarter of 2005.

CONTINUING OPERATIONS

At December 31, 2005, the Partnership had unrestricted cash of $1.9 million.

For the year ended December 31, 2005, the Partnership generated cash from operations of $3.7 million which included cash provided by discontinued operations of $1.3 million. Cash generated from operations and proceeds from the disposition of discontinued operations were used to meet its operating obligations, maintain working capital reserves, and make cash distributions.

During 2005, the Partnership disposed of owned equipment and received aggregate proceeds of $0.7 million and reversed $0.5 million of unused engine reserves which is included in the gain on disposal of equipment.

Accounts and other receivables decreased $0.7 million in 2005 due to the decrease caused by the collection of $0.7 million in other receivable and a security deposit of $0.2 million being used to offset the remaining balance in other receivable from a former aircraft lessee. These decreases were partially offset by an increase of $0.2 million due to the timing of lessee payments.

Equity investments in affiliated entities decreased $3.2 million during 2005 due to cash distributions of $1.3 million from the equity investments to the Partnership and by the loss of $1.9 million that was recorded by the Partnership for its interests in the equity investments.

Other assets decreased $0.1 million during 2005 due to collections totaling $0.2 million on the finance lease receivable being partially offset by an increase of $0.1 million in prepaid insurance.

Accounts payable increased $43,000 during 2005 due to the timing of payments to vendors.

Reserve for repairs decreased $0.5 million due to the sale of a commercial aircraft with engine reserves totaling $0.5 million. These reserves were reversed and included as additional gain on disposition of this aircraft.

Lessees deposits decreased $0.2 million during 2005 due to the security deposit from an aircraft lessee being offset against other receivables.

During 2005, cash distributions declared and paid totaled $21.5 million ($2.54 per limited partnership unit) to the limited partners and $1.1 million to the PLM Financial Services, Inc. (FSI or the General Partner).

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital over that mentioned above.

(D) Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Revenue recognition: Revenues are generally earned by placing the equipment under operating leases. Rental payments are recorded as revenue on a straight-line basis over the lease term as earned.

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. Depreciation is computed using the double-declining balance method, taking a full month's depreciation in the month of acquisition based upon estimated useful lives of 12 years for all transportation equipment and 7 years for machinery and other equipment. The depreciation method changes to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the economic value, the Partnership may record a gain on sale upon final disposition of the asset.

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

(F) Results of Operations - Year-to-Year Detailed Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 2005 and 2004

(a) Owned Equipment Operations

Lease revenues less operations support on owned equipment decreased during the year ended December 31, 2005, compared to the year ended December 31, 2004. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, and recovery of bad debts relating to the operating segments (see Note 6 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For Years Ended December 31,
	2005	2004
Aircraft	$947	$951
Trailers	--	15

Aircraft: Aircraft lease revenues and operations support were $1.0 million and $10,000, respectively, for the year ended December 31, 2005, compared to $1.1 million and $0.1 million, respectively, during 2004. A decrease in aircraft lease revenues of $0.1 million was due to the sale of owned aircraft during the first quarter of 2005 that was on-lease for three months of 2004. A decrease in aircraft operations support of $0.1 million was due a lower repair expense of $31,000 and lower insurance expense of $0.1 million due to aircraft sales during 2004 and 2005.

Trailers: Trailer lease revenues and operations support were $-0- and $-0-, respectively, for the year ended December 31, 2005, compared to $26,000 and $11,000, respectively, during 2004. Trailer lease revenues and operations support decreased due to all of the Partnership's trailers being placed on a direct finance lease in 2004. The lessee of these trailers prepaid the lease in full in 2005.

(b) Interest and Other Income

Interest and other income decreased $0.7 million in the year ended December 31, 2005 compared to 2004. Other income in 2004 included an $0.8 million settlement for not returning leased aircraft in the condition required in the lease agreement. A similar event did not occur during 2005.

(c) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.7 million for the year ended December 31, 2005 decreased from $1.0 million during the same period of 2004. Significant variances between the categories of indirect expenses are explained below:

(i) General and administrative expenses decreased $0.9 million during the year ended December 31, 2005 compared to 2004. A decrease of $0.6 million was due to lower administrative costs resulting from the sale of aircraft during 2004 and 2005 and a decrease of $0.2 million resulted from lower costs being charged to the Partnership for certain professional services associated with the search for potential equipment acquisitions;

(ii) A $0.1 million decrease in management fees to affiliate resulted from lower recoveries from bad debts during the year ended December 31, 2005 compared to 2004;

(iii) Depreciation and amortization expenses decreased $0.5 million from 2004 levels due to the disposition of assets during 2004 and 2005; and

(iv) Recovery of bad debts increased $1.3 million during the year ended December 31, 2005 compared to 2004. During 2004 recovery of bad debts of $1.3 million was due to the collection of a receivable primarily from one former aircraft lessee that had been previously reserved for as a bad debt. A similar event did not occur in 2005.

(d) Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the year ended December 31, 2005 totaled $1.2 million, and resulted from the sale of parts from a commercial aircraft and a commercial aircraft with a net book value of $-0- for proceeds of $0.7 million. The gain of $1.2 million included the reversal of $0.5 million unused engine reserves related to the sold commercial aircraft. The gain on the disposition of equipment for the year ended December 31, 2004 totaled $0.6 million, and resulted from the sale of parts from a commercial aircraft and two commercial aircraft with an aggregate net book value of $1.5 million for proceeds of $2.1 million.

(e) Equity in Net Loss of Equity Investments

Equity in net (loss) income of equity investments represents the Partnership's share of the net loss or income generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net (loss) income by equipment type (in thousands of dollars):

	For Years Ended December 31,
	2005	2004
Marine vessel	$1,185	$608
Machinery and other equipment	(637)	(139)
Aircraft	(2,402)	(1,126)
Equity in net loss of equity investments	$(1,854)	$(657)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation and amortization expenses, operations support, interest expense, general and administrative expenses and provision for bad debts:

Marine vessel: As of December 31, 2005 and 2004, the Partnership owned an interest in an entity that owned a marine vessel. During the year ended December 31, 2005, lease revenues of $4.6 million were partially offset by depreciation expense, operations support, and administrative expenses of $3.4 million. During the same period of 2004, lease revenues of $3.4 million were offset by depreciation expense, operations support, and administrative expenses of $2.8 million.

Marine vessel lease revenues increased $1.2 million during the year ended December 31, 2005 compared to 2004. An increase of $0.9 million was due to the marine vessel earning a higher lease rate during 2005 compared to 2004. In addition, the marine vessel earned an additional $0.3 million due to being available for hire the full year of 2005 compared to the same period of 2004 when the marine vessel was off-hire approximately 30 days while undergoing dry docking.

Marine vessel operations support and administrative expenses increased $0.6 million during the year ended December 31, 2005 compared to 2004. The $0.6 million increase was due to an increase of $0.1 million due to higher repairs and maintenance expenses during the year ended December 31, 2005, increased fuel costs of $48,000, higher operating expenses of $0.3 million resulting from the marine vessel being available for lease during all of 2005 compared to 2004 when the marine vessel was undergoing a scheduled dry docking and off-lease for 30 days and an increase of $0.1 million due to increased bad debt expense.

Machinery and other equipment: As of December 31, 2005 and 2004, the Partnership owned an interest in an entity formed in the fourth quarter of 2004 that owned machinery and other equipment. During the year ended December 31, 2005, lease revenues of $0.4 million were offset by depreciation and amortization expense and administrative expenses of $1.1 million. During 2004, lease revenues of $49,000 were offset by depreciation and amortization expense and administrative expenses of $0.2 million.

Machinery and other equipment lease revenues increased $0.4 million due to the Partnership owning this entity for the entire year of 2005 compared to being owned for approximately one month of 2004.

Machinery and other equipment depreciation and amortization expense and administrative expenses increased $0.9 million due to the Partnership owning this entity for the entire year of 2005 compared to being owned for approximately one month of 2004.

Aircraft: As of December 31, 2005, the Partnership owned an interest in two entities that were formed in the third quarter of 2004 each owning two Boeing 737-500 commercial aircraft. As of December 31, 2004, the Partnership owned an interest in two entities that were formed in the third quarter of 2004 each owning two Boeing 737-500 commercial aircraft, an interest in an entity owning two commercial aircraft on a direct finance lease and an interest in an entity owning other aircraft related assets. In the first quarter of 2005, the lessee of the two commercial aircraft on a direct finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft. The aircraft were sold for their net book value and the trust that owned these aircraft were dissolved. The entity owning aircraft related assets was dissolved in the fourth quarter of 2005.

During the year ended December 31, 2005, revenues of $3.2 million were offset by depreciation and amortization expense, operations support, interest expense and general and administrative expenses of $5.6 million. During the same period of 2004, revenues of $1.2 million were offset by depreciation and amortization expense, operations support, interest expense and general and administrative expenses of $2.4 million.

Aircraft revenues increased $2.1 million due to the Partnership's investment into two entities during the third quarter of 2004 that each own two Boeing 737-500 commercial aircraft. These aircraft were owned and on-lease for twelve months of 2005 compared to being owned and on lease for approximately four months of 2004.

Depreciation and amortization expense, operations support, interest expense and administrative expenses increased $3.2 million during the year ended December 31, 2005 compared to 2004 resulting from an increase in depreciation and amortization expense of $2.2 million caused by the Partnership's investment during the third quarter of 2004 into two entities each owning two Boeing 737-500 commercial aircraft and an increase of $1.0 million caused by interest expense from the non-recourse debt financing the two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. The Partnership had an interest in these two entities owning commercial aircraft for twelve months of 2005 compared to approximately four months of 2004.

(f) Loss from Operation of Discontinued Operations

During the year ended December 31, 2005, the Partnership's railcar and marine container operations, which are being accounted for as discontinued operations, generated a loss from operations of $0.6 million compared to loss of $0.4 million during the same period of 2004.

(g) Gain on Disposition of Discontinued Operations

The Partnership had a gain on disposition of discontinued operations from the sale of its railcar and marine container assets of $4.7 million in the year ended December 31, 2005 compared to $-0- during the same period of 2004.

(h) Net Income

As a result of the foregoing, the Partnership’s net income for the year ended December 31, 2005 was $4.0 million, compared to net income of $0.6 million during the same period in 2004. The Partnership’s ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the year ended December 31, 2005 is not necessarily indicative of future periods.

(G) Geographic Information

Certain of the Partnership’s equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing is conducted in United States (US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees may range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets, and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 7 to the financial statements for information on the lease revenues, net income (loss), and net book value of equipment in the various geographic regions.

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

The Partnership's owned equipment and investments in entities owning equipment leased to US - domiciled lessees consists of aircraft, trailers and machinery and other equipment. During 2005, US lease revenues accounted for 40% of the total lease revenues of wholly and jointly owned equipment while this region reported a net loss of $2.9 million. The primary reason for this loss was due to the double-declining balance method of depreciation that results in greater depreciation in the first years an asset is owned.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consisted of aircraft. During 2005, Canadian lease revenues accounted for 4% of the total lease revenues of wholly- and jointly-owned equipment and this region reported net income of $0.3 million.

The Partnership's owned equipment on lease to a South American-domiciled lessee consisted of aircraft during 2005, which accounted for 0% of the total lease revenues of wholly- and jointly-owned equipment, and net income of $1.0 million. The primary reason this region reported net income resulted from the gain on sale of owned aircraft equipment.

The Partnership's owned equipment on lease to a Central American-domiciled lessee during 2005 consisted of aircraft which accounted for 6% of the total lease revenues of wholly- and jointly-owned equipment and net income of $0.6 million.

The Partnership's owned equipment and its ownership share in equity investment’s equipment on lease to lessees in the rest of the world consisted of a marine vessel. The marine vessel is moved on a regular basis to locations throughout the world. During 2005, lease revenues for this lessees accounted for 50% of the total lease revenues of wholly- and jointly-owned equipment and net income of $1.2 million.

(H) Inflation

Inflation had no significant impact on the Partnership's operations during 2005 and 2004.

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

The Partnership may not reinvest cash flows generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events. The General Partner is currently reviewing the strategic alternatives for the Partnership’s remaining assets. These alternatives include selling the Partnership’s remaining assets.

Disposition of the Partnership's equipment and investments in entities owning equipment may result in a reduction of cash flows from operations to the Partnership.

Factors affecting the Partnership’s contribution during the year 2006 and beyond include:

(1) The Partnership has an investment in an entity owning a double-hull product tanker constructed in 1985, which operates in international markets carrying a variety of clean product/chemical liquid cargoes.  Demand for product / chemical shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes.  The General Partner operates the Partnership’s product tanker in the voyage charter markets, carrying mostly gasoline, jet fuel, gas oils , similar petroleum distillates or simple chemicals, and vegetable and palm oils an approach that provides the flexibility to adapt to changes in market conditions.

The Partnership’s product tanker has continued to operate with minimum idle time between charters. Two major hurricanes in the United States (US) Gulf created major problems with the oil supply chain and especially the limited refinery capacity of the US.  Several major refineries in the US Gulf area were shut down or product refining capacity severely reduced resulting in shortage of refined products such as gasoline, jet fuel, heating oil, etc. which created a high demand for imported product from Europe and elsewhere.  These events drove the shipping markets for product carriers to all time highs.  While some, but not all refining capacity has come back on stream, the demand, while off the highs, remains strong and should continue into early 2006.  The advent of the heating oils season in North America with supply levels reported low could further prolong the strong product tanker market.

Recently, the Partnership's product tanker received "vetting approval" from an oil major.  Receiving this approval will enhance this marine vessel's marketability in the future.  The phase-out of a number of uncertified marine vessels in the vegetable oil trade commencing in 2007 should further enhance this product tanker's demand from charterers and operators in those trades.

The marine vessel owned by an entity in which the Partnership has an interest is over 20 years old  which may hinder  its future marketability.  Marine vessels of this age typically earn a lower charter rate than newer more efficient marine vessels and may have increased off-hire time.  The recent "vetting approval" should help mitigate this to some extent;

(2) Market demand for used aircraft continues to be severely impacted by the poor financial condition of the airline industry.

The General Partner believes that the commercial aviation industry is recovering from several years of reduced travel; however, the General Partner views the recovery with caution as major increases in the cost of fuel have added another factor to the poor financial condition of the airlines. The General Partner believes that stabilization of fuel prices will be critical for the recovery in the airline industry to continue.

The Partnership owns a DHC-8-102 commuter aircraft with a net book value of $-0- which is on consignment to a vendor who is parting out the aircraft. Due to the poor market demand for parts from this type of aircraft, it is taking a considerable period of time to complete the sale of this aircraft. The Partnership also owns a DHC-8-300 that is on a lease through June 2007.

The Partnership owns a DC-9-32 Stage III commercial aircraft which is on lease to a Central American carrier through June 2007. This carrier is in poor financial condition and has continually been several months behind in its lease payments to the Partnership. The General Partner believes that the re-lease or sale opportunities for this type of aircraft are limited due to age of this aircraft. The Partnership is working with the lessee to avoid taking repossession of this aircraft.

The Partnership has an interest in four aircraft on lease to a major US airline. While the General Partner is not aware of any specific liquidity problems in regards to this lessee, the poor financial condition of the US airline industry, which has included several bankruptcies in the last twelve months, indicate there could be collection issues related to this lessee in the future;

(3) While the Partnership is scheduled to terminate on December 31, 2010, the General Partner is currently reviewing the strategic alternatives for the Partnership’s remaining assets. These alternatives include selling the Partnership’s remaining assets and assets owned by entities in which the Partnership has an equity interest;

(4) The timing and amount of future cash distributions to the limited partners and the General Partner will be based on the cash position of the Partnership and operational requirements. The General Partner does not anticipate any future cash distributions to the limited partners and the General Partner until the Partnership has significant additional asset dispositions; and

(5) Beginning in 2006, in order to prevent the Partnership from being considered publicly traded and to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the General Partner began limiting the number of limited partnership units to be traded to 2% per year of the total outstanding units.

Several other factors may affect the Partnership's operating performance in 2006 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1) Re-pricing Risk

Certain portions of the Partnership's aircraft and marine vessel portfolios will be remarketed in 2006 as existing leases expire, exposing the Partnership to considerable re-pricing risk/opportunity.

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

(K) Distribution Levels and Additional Capital Resources

The Partnership's initial contributed capital was composed of the proceeds from its initial offering of $184.3 million, supplemented by permanent debt in the amount of $38.0 million. The Partnership may no longer purchase equipment with cash flow from operations. The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The Partnership intends to rely on operating cash flow to meet its operating obligations and make cash distributions to its limited partners.

Cash distributions when paid to the limited partners generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents and the residual value realized for each asset at its disposal.

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

None.

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

ITEM 8B. OTHER INFORMATION

(A) Reports on Form 8-K

(1) Form 8-K dated October 31, 2005, announcing a cash distribution to the partners.

(2) Form 8-K dated November 15, 2005 announcing the sale of PLM Financial Services, Inc. and the announcement of elections of officers and appointments of directors of PLM Financial Services, Inc..

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. are as follows:

Name	Age	Position

Paul M. Leand, Jr,	39	Chairman of the Board of Directors, President and Secretary of PLM Financial Services, Inc.

Michael Dockman	42	Director, PLM Financial Services, Inc.

James G. Dolphin	38	Director, PLM Financial Services, Inc.

Richard K Brock	43	Chief Financial Officer, PLM Financial Services, Inc.

Paul M. Leand, Jr, 39, was elected in November 2005 as the Chairman of the Board of Directors and appointed the President and Secretary of PLM Financial Services, Inc.(FSI). Mr. Leand joined the predecessor of AMA Capital Partners LLC (AMA) in 1998 and has been AMA’s CEO since 2004. Mr. Leand developed AMA’s restructuring practice in the maritime industry and has led many mergers and acquisitions. Mr. Leand has extensive experience in structuring leasing and debt facilities. Prior to joining AMA, Mr. Leand was employed at The First National Bank of Maryland where he managed the bank’s railroad and maritime divisions.

Michael Dockman, 42, was elected in November 2005 to FSI’s board of directors. Mr. Dockman joined AMA Capital Partners in 2005 as a Managing Director. Mr. Dockman is involved in merger and acquisitions and structured financings in the domestic transportation marketplace. Prior to joining AMA, Mr. Dockman was with Railroad Financial Corporation, a leading investment bank focused on the rail industry.

James G. Dolphin, 38, was elected in November 2005 to FSI’s board of directors. Mr. Dolphin joined AMA in 2001 and is AMA’s President. Mr. Dolphin is involved in AMA’s strategic advisory work in the shipping industry. Prior to joining AMA, Mr. Dolphin led the global freight transportation management consulting practice at Booz Allen Hamilton.

Richard K Brock, 43, was appointed Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc..

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

ITEM 10. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees.  The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) Security Ownership of Certain Beneficial Owners

The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), and cash distributions. As of December 31, 2005, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

(B) Security Ownership of Management

Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates own any limited partnership units of the Partnership as of December 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) Transactions with Management and Others

During 2005, the Partnership's continuing operations paid or accrued the following fees to FSI or its affiliates: management fees, $37,000; and administrative and data processing services performed on behalf of the Partnership, $0.1 million.

During 2005, the Partnership's discontinued operations paid or accrued the following fees to FSI or its affiliates: acquisition fees, $31,000; lease negotiation fees, $7,000; management fees, $0.1 million; and administrative and data processing services performed on behalf of the Partnership, $0.1 million.

During 2005, the Partnership’s proportional share of ownership in equity investments paid or accrued the following fees to FSI or its affiliates: management fees, $0.3 million; and administrative and data processing services performed on behalf of these entities, $0.1 million.

During 2005, the Partnership’s proportional share of ownership in the discontinued operation of an equity investment paid or accrued the following fees to FSI or its affiliates: management fees, $0.1 million; and administrative and data processing services performed on behalf of this entity, $0.1 million.

The balance due to affiliates as of December 31, 2005 of $19,000 is due to FSI for management fees.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES,

(A) 1. Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB.

(B) Financial Statement Schedules

None.

(C) Exhibits

4
Amended and Restated Limited Partnership Agreement of Partnership, incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-32258), which became effective with the Securities and Exchange Commission on April 11, 1990.

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

10.4
PLM CAL II LLC operating agreement dated June 4, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 12, 2004.

10.5
PLM CAL I LLC equipment purchase agreement dated August 26, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 12, 2004.

10.6
PLM CAL II LLC equipment purchase agreement dated August 26, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 12, 2004.

10.7
Trust Indenture and Mortgage 645 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.8
Trust Indenture and Mortgage 646 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.9
Trust Indenture and Mortgage 647 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.10
Trust Indenture and Mortgage 648 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.11
Trust Indenture and Mortgage 645 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.12
Trust Indenture and Mortgage 646 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.13
Trust Indenture and Mortgage 647 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.14
Trust Indenture and Mortgage 648 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.15
Modification of Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated September 24, 2004, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.16
Amended and Restated Loan and Security Agreement by and between MILPI Holdings LLC and LaSalle National Bank Association dated July 15, 2005, incorporated by reference to the Partnership’s Form 10-QSB dated June 30, 2005 filed with the Securities and Exchange Commission on August 10, 2005.

10.17
Asset Purchase Agreement dated as of August 4, 2005 by and among the Partnership, CIT Group, Inc., et al. incorporated by reference to the Partnership’s Form 8-K dated August 18, 2005, filed with the Securities and Exchange Commission on August 24, 2005.

14	PLM Financial Services Inc. Code of Ethics, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2003 filed with the Securities and Exchange Commission on March 29, 2004.

31.1	Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32.1	Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below list principal accountant fees and services (in thousands of dollars):

Audit	Audit	Tax	All Other
Fees	Related Fees	Fees	Fees

Year Ended December 31, 2005	$113	$--	$--	$--

Year Ended December 31, 2004	$70	$--	$--	$--

It is the policy of the Board of Directors that it pre-approves all of the services described above in this Item 14.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers.  The General Partner has signed on behalf of the Partnership by duly authorized officers.

Dated: March 29, 2006	PLM EQUIPMENT GROWTH FUND V
PARTNERSHIP

	By:	PLM Financial Services, Inc.
General Partner

	By:	/s/ Paul M. Leand
Paul M. Leand
President

	By:	/s/ Richard K Brock
Richard K Brock
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as a director of the General Partner of PLM Equipment Growth Fund V (the Partnership), that the Annual Report of the Partnership on Form 10-KSB for the year ended December 31, 2005, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.

Name	Capacity	Date

/s/ Paul M. Leand
Paul M. Leand	Director, FSI	March 29, 2006

/s/ Michael Dockman
Michael Dockman	Director, FSI	March 29, 2006

/s/ James G. Dolphin
James G. Dolphin	Director, FSI	March 29, 2006

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Report of independent registered public accounting firm	24

Balance sheets as of December 31, 2005 and 2004	25

Statements of income for the years ended
December 31, 2005 and 2004	26

Statements of changes in partners' capital for the
years ended December 31, 2005 and 2004	27

Statements of cash flows for the years ended
December 31, 2005 and 2004	28

Notes to financial statements	29-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
PLM Equipment Growth Fund V:

We have audited the accompanying balance sheets of PLM Equipment Growth Fund V, a limited partnership (the Partnership), as of December 31, 2005 and 2004, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. The audits also include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund V at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

New York, New York
March 24, 2006

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
BALANCE SHEETS
December 31,
(in thousands of dollars, except unit amounts)

Assets	2005	2004

Equipment held for operating leases, at cost	$19,393	$24,937
Less accumulated depreciation	(19,337)	(24,869)
Net equipment	56	68

Cash and cash equivalents	1,926	5,736
Accounts and other receivables	214	959
Equity investments in affiliated entities	8,043	11,214
Other assets	137	214
Assets held for sale	12	12,374

Total assets	$10,388	$30,565

Liabilities and partners’ capital

Liabilities

Accounts payable and accrued expenses	$115	$72
Due to affiliates	19	18
Reserve for repairs	--	500
Lessee deposits	210	404
Liabilities held for sale	57	962
Total liabilities	401	1,956

Commitments and contingencies

Partners' capital

Limited partners (8,478,448 limited partnership units outstanding)	9,987	28,609
G eneral Partner	--	--
Total partners' capital	9,987	28,609

Total liabilities and partners' capital	$10,388	$30,565

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
STATEMENTS OF INCOME
For the Years Ended December 31,
(in thousands of dollars, except weighted-average partnership unit amounts)

	2005	2004
Revenues
Lease revenue	$975	$1,079
Interest and other income	342	1,040
Gain on disposition of equipment	1,197	649
Total revenues	2,514	2,768

Expenses
Depreciation and amortization	15	555
Operations support	10	113
Management fees to affiliate	37	104
General and administrative expenses to affiliates	56	229
Other general and administrative expenses	594	1,366
Recovery of bad debts	--	(1,296)
Total expenses	712	1,071

Equity in net loss of equity investments	(1,854)	(657)

(Loss) income from continuing operations	(52)	1,040

Discontinued operations:
Loss from operation of discontinued operations	(579)	(415)
Gain on disposition of discontinued operations	4,678	--
Income (loss) from discontinued operations	4,099	(415)

Net income	$4,047	$625

Partners’ share of net income

Limited partners	$2,913	$625
General Partner	1,134	--

Total	$4,047	$625

Limited partners' basic earnings (loss) per weighted-average limited partnership unit:
(Loss) income from continuing operations	$(0.14)	$0.12
Loss from operation of discontinued operations	(0.07)	(0.05)
Gain on disposition of discontinued operations	0.55	--
	$0.34	$0.07

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 2005 and 2004
(in thousands of dollars)

	Limited	General
	Partners	Partner	Total
Partners’ capital as of December 31, 2003	$27,984	$--	$27,984

Net income	625	--	625

Partners' capital as of December 31, 2004	28,609	--	28,609

Net income	2,913	1,134	4,047

Cash distribution	(21,535)	(1,134)	(22,669)

Partners' capital as of December 31, 2005	$9,987	$--	$9,987

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(in thousands of dollars)

	2005	2004
Operating activities
Net income (Revised)	$4,047	$625
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	12	549
Amortization	3	6
Recovery of bad debts	--	(1,296)
Gain on disposition of equipment	(1,197)	(649)
Equity in net loss from equity investments	1,854	657
Distributions from equity investments	1,317	560
Changes in operating assets and liabilities:
Accounts and other receivables	745	2,820
Other assets	(88)	139
Accounts payable and accrued expenses	43	(106)
Due to affiliates	1	(132)
Lessee deposits	(194)	(10)
Cash provided by operating activities of continuing operations	6,543	3,163
Cash (used in) provided by operating activities of
discontinued operations	(2,806)	1,232
Net cash provided by operating activities	3,737	4,395

Investing activities
Investments in equity investments	--	(26,661)
Non-operating distributions from equity investments	--	17,225
Decrease in restricted cash	--	60
Collections on finance lease receivable	162	75
Proceeds from disposition of equipment	697	2,125
Cash provided by (used in) investing activities of continuing
operations	859	(7,176)
Cash provided by (used in) investing activities of discontinued
operations	14,995	(9,148)
Net cash provided by (used in) investing activities	15,854	(16,324)

Financing activities
Cash distribution paid to limited partners	(21,535)	--
Cash distribution paid to General Partner	(1,134)	--
Cash used in financing activities from continuing operations	(22,669)	--
Cash used in financing activities of discontinued operations	(732)	(384)
Net cash used in financing activities	(23,401)	(384)

Net decrease in cash and cash equivalents	(3,810)	(12,313)
Cash and cash equivalents at beginning of period	5,736	18,049
Cash and cash equivalents at end of period	$1,926	$5,736

Supplemental information
Interest paid by continuing operations	$--	$2
Interest paid by discontinued operations	$87	$136
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

PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership and manages the affairs of the Partnership. On November 15, 2005, PLM International, Inc., the former parent company of FSI, sold all the issued and outstanding shares of common stock of FSI to AMA CP Fund I Inc.

The Partnership may not reinvest cash flow generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2010, unless terminated earlier upon the sale of all of the equipment or by certain other events. The General Partner is currently reviewing the strategic alternatives for the Partnership’s remaining assets. These alternatives include selling the Partnership’s remaining assets and assets in entities in which the Partnership has an equity interest.

The Partnership's consolidated financial statements contained in the 2005 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years.

Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Accounting for Leases

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue on a straight-line basis over the lease term as earned. Lease origination costs are capitalized and amortized over the term of the lease. The Partnership and the equity investment in which it has an investment in occasionally leases equipment with lease terms that qualify for direct finance lease classification, as required by Statement of Financial Accounting Standards No. 13, “Accounting for Leases”.

Revenue Recognition

Revenues are earned by placing all equipment owned by the Partnership on fixed rate leases.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

Depreciation and Amortization

Depreciation of equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 12 years for transportation equipment and 7 years for non-transportation equipment. The depreciation method changes to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees paid to the General Partner (see Notes 2 and 3 to the financial statements) and certain other acquisition costs have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Lease negotiation fees are included in other assets and are amortized over the initial equipment lease term.

Debt placement fees were included in other assets and were amortized over the term of the loan using either the effective interest or the straight-line method if that method approximates the effective interest method and are included in interest expense in the accompanying statements of income.

Equipment

Equipment held for operating leases is recorded at cost and depreciated over its useful life.

The Partnership evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable such as when cash-flows decrease, there are unexpected maintenance issues or when economic conditions in which the equipment operate deteriorates. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceeds their fair values. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

The estimate of the fair value for the Partnership’s owned equipment and equipment owned by entities in which the Partnership has an equity interest is based on the opinion of the Partnership’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows.

Equity Investments in Affiliated Entities

The Partnership has equity interests in entities that own transportation equipment and other types of equipment. All major business decisions for these entities must be decided by a unanimous vote of the owners. Accordingly, the Partnership does not control these entities and these entities are accounted for using the equity method.

The Partnership’s interests in equity investments are managed by PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI or affiliates. The Partnership’s equity interest in the net income (loss) of equity investments is reflected net of management fees paid or payable to IMI or affiliates.

Discontinued Operations

In the second quarter of 2005, the Partnership sold its remaining marine container portfolio. During the third quarter of 2005, the Partnership and an investment entity in which the Partnership has an interest, sold all of their remaining railcars. Consequently, the results from these operations have been classified as discontinued operations for all periods presented. Assets and liabilities from discontinued operations have been classified as assets and liabilities held for sale for all periods presented. (see Note 2 to the financial statements)

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

Repairs and Maintenance

Repairs and maintenance costs related to a partially owned marine vessel is usually the obligation of the entity in which the Partnership has an investment in and are charged against operations as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional gain on disposition. Marine vessel dry-docking reserve accounts are included in equity investments in affiliated entities. Maintenance costs of aircraft and machinery and other equipment are the obligation of the lessee. To meet the maintenance requirements of aircraft airframes and engines, reserve accounts are prefunded by certain lessees over the period of the lease based on the number of hours this equipment is used times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee or the lessee defaults on the lease, the Partnership may have the obligation to fund and accrue the difference. If the aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is included as additional gain on disposition. The aircraft reserve accounts are included in the accompanying balance sheets as reserve for repairs.

Net Income and Distributions

Special allocations of income are made to the General Partner to the extent necessary to cause the capital account balance of the General Partner to be zero as of the close of such year in accordance with the Limited Partnership Agreement. The limited partners' net income is allocated among the limited partners based on the number of limited partnership units owned by each limited partner. (see Note 8 to the financial statements)

Cash distributions of the Partnership are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income.

Cash distributions are recorded when declared.

For the year ended December 31, 2005, cash distributions declared and paid totaled $21.5 million ($2.54 per limited partnership unit) to the limited partners and $1.1 million to the General Partner. No cash distributions were declared or paid to the limited partners or General Partner during the year ended December 31, 2004.

Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit

Basic earnings (loss) per weighted-average limited partnership unit was computed by dividing income (loss) from continuing operations, loss from operation of discontinued operations and the gain on disposition of discontinued operations attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the year. The weighted-average number of limited partnership units deemed outstanding during the years ended December 31, 2005 and 2004 was 8,478,448. (see Note 8 to the financial statements) All special allocations of income to the General Partner are included in basic (loss) earnings from continuing operations.

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

Fair Value of Financial Instruments

The Partnership's financial instruments consist of cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses and due to affiliates. The fair value of these financial instruments approximate book value due to their short-term nature.

Comprehensive Income

The Partnership’s comprehensive income is equal to net income for the years ended December 31, 2005 and 2004.

Statements of Cash Flows

In the Partnership's December 31, 2005 Form 10-KSB, the Partnership has reconciled to cash flow from operations beginning with the caption "Net income". In the Partnership's September 30, 2005 filing of the Form 10-QSB, the reconciliation began with "(Loss) income from continuing operations".

New Accounting Standards

In December 2004, Financial Accounting Standards Board issued Statement 153, "Exchanges of Non-monetary Assets" (Statement 153), an amendment of Accounting Principles Board Opinion No. 29. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The General Partner does not believe that adoption of Statement 153 will have a significant effect on the Partnership's financial statements.

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

Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2005 presentation. These reclassifications did not have any effect on total assets, total liabilities and net income.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

2. Discontinued Operations

During 2005, the Partnership sold its remaining marine containers with a net book value of $-0- for proceeds of $0.3 million resulting in a gain of $0.3 million.

Additionally during 2005, the Partnership and several affiliated entities (collectively, the Sellers), including PLM Rail Partners (Rail Partners), an entity in which the Partnership had a 23% ownership interest, entered into an Asset Purchase Agreement to sell the railcar business of the Sellers, which included railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers managed the railcars of third parties. The sale of the railcar business was completed on August 18, 2005.

The Partnership received net proceeds of $14.4 million from the disposition of its railcar assets including its interest in Rail Partners resulting in a gain on disposition of discontinued operations of $4.4 million. The amount received by the Partnership and Rail Partners was based on the appraised value of the railcars sold by the Partnership and Rail Partners to the purchaser, as determined by an independent third party appraiser or, for railcars manufactured in 2005, the greater of the appraised value or the actual cost. The proceeds received from Rail Partners by the Partnership was net of Rail Partner's repayment of its debt. During the third quarter of 2005, some immaterial costs for bonuses that were paid are included in general and administrative expenses.

Concurrent with the sale of the Partnership's railcar assets, the Partnership terminated its $15.0 million railcar loan facility and expensed the remaining unamortized portion of debt placement fees related to this facility of $0.1 million. There were no amounts due to the lender at the time of termination nor any penalties due associated with the termination.

Accordingly, the Partnership's railcar leasing operations including its equity investment in Rail Partners and marine container leasing operations are accounted for as discontinued operations. Rail Partners was dissolved during the fourth quarter 2005.

Loss from operation of discontinued operations are as follows for the years ended December 31 (in thousands of dollars):

	2005	2004
Revenues
Lease revenue	$878	$1,763
Interest and other income	13	28
Gain on disposition of equipment	118	448
Total revenues	1,009	2,239

Expenses
Depreciation and amortization	918	1,478
Operations support	27	288
Management fees to affiliate	62	115
Interest expense	261	202
General and administrative expenses
to affiliates	89	156
General and administrative expenses	80	136
Impairment loss on equipment	--	183
Provision for (recovery of) bad debts	14	(21)
Total expenses	1,451	2,537

Equity in net loss of equity investments	(137)	(117)

Loss from operation of discontinued operations	$(579)	$(415)

Gain on disposition of discontinued operation	$4,678	$--

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

2. Discontinued Operation (continued)

Assets and liabilities held for sale are as follows as of December 31 (in thousands of dollars):

Assets	2005	2004
Equipment held for operating leases, net	$--	$9,820
Restricted cash	--	1,998
Accounts receivable, net	12	330
Other assets, net	--	226
Total assets held for sale	$12	$12,374
Liabilities
Account payable and other liabilities	$57	$230
Non-recourse debt	--	732
Total liabilities held for sale	$57	$962

Transactions with General Partner and Affiliates - Discontinued Operations

During 2005 and 2004, the Partnership's discontinued operations incurred these types of costs to FSI or its affiliates; acquisition, lease negotiation, and management fees and data processing and administrative expenses. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the years ended December 31,	2005	2004	2005	2004
Acquisition fees	$31	$554	$--	$--
Lease negotiation fees	7	123	--	--
Management fees	62	115	54	47
Data processing and administrative
expenses	89	156	102	43

During 2004, the Partnership purchased $8.7 million in railcars from FSI or its affiliates. The Partnership's cost for the railcars purchased from FSI was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. In addition, the Partnership transferred 382 owned railcars with a net book value of $5.2 million into Rail Partners. Rail Partners was owned with two affiliated partnerships that also transferred owned railcars into this entity. Rail Partners was dissolved in the fourth quarter of 2005.

3. Transactions with General Partner and Affiliates

The Partnership's owned equipment and interests in equity investments are managed by IMI, under a continuing management agreement. IMI receives a monthly management fee from the Partnership for managing the equipment.

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

As part of the settlement of litigation against the General Partner and its affiliates in a prior year, Partnership management fees were reduced 25% for the period January 1, 2002 through June 30, 2004.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

3. Transactions with General Partner and Affiliates (continued)

The General Partner is entitled to 5% of cash available for distribution.

The General Partner can earn a subordinated incentive fees equal to 5% of net disposition proceeds (as defined in the partnership agreement), which are distributed by the Partnership after the limited partners have received a certain minimum rate of return. The General Partner does not anticipate that the conditions to earn this fee will be met.

PLM Transportation Equipment Corp. (TEC), a subsidiary of the General Partner, will also be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Partnership or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the agreement, if certain conditions are met. The General Partner does not anticipate that the conditions required to earn this fee will be met.

The Partnership had equity investments in affiliated entities that own equipment and other assets during 2005 and 2004. (see Note 6 to the financial statements)

During 2004, the Partnership, two affiliated programs and a non-affiliated third party formed two investment entities which each purchased two commercial aircraft. The Partnership's net investment in these entities was $5.7 million. In addition, the Partnership, two affiliated programs and a non-affiliated third party also formed a tenancy-in-common which purchased certain machinery and other equipment used in hospitals. The Partnership's net investment in this entity was $3.8 million. (see Note 6 to the financial statements)

The balance due to affiliates as of December 31, 2005 and 2004 of $19,000 and $18,000, respectively, is due to FSI for management fees.

During the years ended December 31, 2005 and 2004, the Partnership incurred acquisition, lease negotiation, debt placement, and management fees and the Partnership reimbursed FSI or its affiliates for data processing and administrative expenses. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the year ended December 31,	2005	2004	2005	2004
Acquisition fees	$--	$--	$--	$1,243
Lease negotiation fees	--	--	--	276
Debt placement fee	--	--	--	212
Management fees	37	104	315	186
Data processing and administrative
expenses	56	229	53	27

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

4. Equipment

The components of owned equipment were as follows as of December 31, (in thousands of dollars):

	2005	2004
Aircraft	$19,393	$24,937
Less accumulated depreciation	(19,337)	(24,869)
Net equipment	$56	$68

Equipment held for operating leases is stated at cost less depreciation and any reductions to the carrying value.

As of December 31, 2005, all owned equipment in the Partnership’s equipment portfolio was on lease except for one aircraft with a net book value of $-0-. The aircraft that is off-lease at December 31, 2005, is in the process of being sold for parts. As of December 31, 2004, all owned equipment in the Partnership’s equipment portfolio was on lease except for two aircraft with a net book value of $-0-.

During 2005, the Partnership disposed of a commercial aircraft and parts from a commercial aircraft with an aggregate net book value of $-0- for proceeds of $0.7 million and reversed $0.5 million of unused engine reserves related to the sold commercial aircraft which resulted in a gain on disposition of $1.2 million.

During 2004, the Partnership disposed of two commercial aircraft and parts from a commercial aircraft with an aggregate net book value of $1.5 million for proceeds of $2.1 million, which resulted in a gain on disposition of $0.6 million.

Future minimum rentals under non-cancelable operating leases, as of December 31, 2005, for owned equipment held for operating leases during each of the next five years and thereafter is approximately $1.0 million in 2006; $0.5 million in 2007 and none thereafter.

5. Equity Investment in Affiliated Entities

The Partnership owns assets jointly with affiliated programs and a non-affiliated third party. The accounting policies followed by the entities in which the Partnership has an equity investment are substantially the same as the Partnership's accounting policies.

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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investment in Affiliated Entities (continued)

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity (in thousands of dollars):

	Lion	PLM CAL I	PLM CAL II
As of December 31, 2005	Partnership 1	LLC 2	LLC 3	CFHS 4	Total

Assets
Equipment less accumulated depreciation	$3,901	$24,568	$24,535	$13,446
Cash and cash equivalents	--	1,877	1,878	112
Accounts receivable	2,739	47	16	2,540	7
Other assets	491	477	477	79
Total assets	$7,131	$26,969	$26,906	$16,177
Liabilities
Accounts payable	$123	$447	$446	$--
Due to affiliates	166	6	6	98
Reserve for repairs	628	--	--	--
Notes payable	--	23,937	23,919	--
Total liabilities	917	24,390	24,371	98

Equity	6,214	2,579	2,535	16,079
Total liabilities and equity	$7,131	$26,969	$26,906	$16,177

Partnership’s share of equity	$2,952	$1,049	$1,030	$3,012		$8,043

		Aero	PLM
	Lion	California	Worldwide
As of December 31, 2004	Partnership 1	Trust 5	Leasing Corp. 6

Assets
Equipment less accumulated depreciation	$5,015	$--	$--
Cash and cash equivalents	--	34	140
Accounts and note receivables	1,318	--	2,228
Due from affiliate	--	--	4
Finance lease receivable	--	191	--
Other assets	544	2	--
Total assets	$6,877	$227	$2,372
Liabilities
Accounts payable	$133	$34	$2,205
Due to affiliates	111	2	--
Reserve for repairs	260	--	--
Total liabilities	504	36	2,205

Equity	6,373	191	167
Total liabilities and equity	$6,877	$227	$2,372

Partnership’s share of equity	$3,035	$48	$42

1	The Partnership owns a 48% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owns a 40% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
3	The Partnership owns a 40% interest in the PLM CAL II LLC that was formed in the fourth quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
4	The Partnership owns a 19% interest in CFHS that was formed in the third quarter of 2004 that owns various types of machinery and other equipment.
5  The Partnership owned a 25% interest in the Aero California Trust that was formed in 1996 and dissolved in 2005 that owned two stage III commercial aircraft that were on a direct finance lease.
6	The Partnership owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.
7.
CFHS accounts receivable represents unpaid lease payments since inception. The accounts receivable is not due until the end of the existing lease in November 2006 unless the lessee extends the lease in accordance with the lease agreement, in which case, the lessee can remain up to two years in arrears of its lease payments.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investment in Affiliated Entities (continued)

	PLM CAL I	PLM CAL II
As of December 31, 2004 (continued)	LLC 2	LLC 3	CFHS 4

Assets
Equipment less accumulated depreciation	$29,482	$29,442	$18,900
Cash and cash equivalents	1,897	1,897	125
Accounts receivable	--	--	260
Other assets	543	542	167
Total assets	$31,922	$31,881	$19,452
Liabilities
Accounts payable	480	480	2
Due to affiliates	6	6	9
Notes payable	25,744	25,716	--
Lessee deposits and reserve for repairs	199	203	--
Total liabilities	26,429	26,405	11

Equity	5,493	5,476	19,441
Total liabilities and equity	$31,922	$31,881	$19,452

Partnership’s share of equity	$2,225	$2,219	$3,645	$11,214

The tables below set forth 100% of the lease revenues and interest and other income, depreciation and amortization expense, interest expense, operations support and administrative expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the year ended December 31, 2005 and 2004 (in thousands of dollars):

For the year ended	Lion	PLM CAL I
December 31, 2005	Partnership 1	LLC 2

Lease revenues and interest and other income	$9,712	$3,949
Less: Depreciation and amortization expense	1,115	4,941
Interest expense	--	1,858
Operations support	5,242	--
General and administrative expenses	826	105
Net income (loss)	$2,529	$(2,955)

Partnership’s share of net income (loss)	$1,184	$(1,196)

For the year ended	PLM CAL II		PLM Worldwide
December 31, 2005 (continued)	LLC 3	CFHS4	Leasing Corp 5	Total

Lease revenues and interest and other income	$3,911	$2,283	$601
Less: Depreciation and amortization expense	4,934	5,541	--
Interest expense	1,856	--	--
General and administrative expenses	104	120	590
Net (loss) income	$(2,983)	$(3,378)	$11

Partnership’s share of net (loss) income	$(1,207)	$(637)	$2	$(1,854)

1	The Partnership owns a 48% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owns a 40% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
3	The Partnership owns a 40% interest in the PLM CAL II LLC that was formed in the fourth quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
4	The Partnership owns a 19% interest in CFHS that was formed in the third quarter of 2004 that owns various types of machinery and other equipment.
5	The Partnership owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investment in Affiliated Entities (continued)

For the year ended	Lion	PLM CAL I	PLM CAL II
December 31, 2004	Partnership 1	LLC 2	LLC 3	CFHS 4

Lease revenues and interest and other income	$7,218	$1,372	$1,354	$260
Less: Depreciation and amortization expense	1,115	2,210	2,206	979
Interest expense	--	683	682	--
Operations support	4,434	--	--	--
General and administrative expenses	415	65	65	21
Net income (loss)	$1,254	$(1,586)	$(1,599)	$(740)

Partnership’s share of net Income (loss)	$582	$(631)	$(636)	$(139)

	Aero		PLM
For the year ended	California	Clement	Worldwide
December 31, 2004 (continued)	Trust 5	Partnership 6	Leasing Corp.7	Total

Lease revenues and interest and other income	$495	$--
Less: Depreciation and amortization expense	49	--
Operations support	26	25
General and administrative expenses	25	29
Net income	$395	$54

Partnership’s share of net income (loss)	$99	$26	$42	$(657)

As of December 31, 2005 and 2004, all equipment owned by the Partnership’s equity investments were on lease.

In the first quarter of 2005, the lessee of the two stage III commercial aircraft on a direct finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft in accordance with the lease agreement. The aircraft were sold for their net book value and the trust that had owned these aircraft was dissolved.

During 2004, the Partnership, with two affiliated entities and a non-affiliated third party, formed two new entities, PLM CAL I LLC (CAL I) and PLM CAL II LLC (CAL II). The Partnership contributed a total of $22.8 million to these entities and owns a 40.4% interest in CAL I and CAL II. CAL I and CAL II each own two Boeing 737-500 stage III commercial aircraft. CAL I and CAL II each assumed two loans totaling $25.7 million that bear an interest rate of 7.46% and 7.42%. The loans are non-recourse to the Partnership and are collateralized by the aircraft and future lease payments. CAL I and CAL II distributed a total of $17.2 million as a non-operating cash distribution to the Partnership during 2004. No similar distributions were paid during 2005.

The Partnership's proportional share of acquisition, lease negotiation and debt placement fees paid by CAL I and CAL II to an affiliate of the General Partner totaled $1.5 million.

1	The Partnership owns a 48% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owns a 40% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
3	The Partnership owns a 40% interest in the PLM CAL II LLC that was formed in the fourth quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
4	The Partnership owns a 19% interest in CFHS that was formed in the third quarter of 2004 that owns various types of machinery and other equipment.
5   The Partnership owned a 25% interest in the Aero California Trust that was formed in 1996 and dissolved in 2005 that owned two stage III commercial aircraft that were on a direct finance lease.
6	The Partnership owned a 50% interest in the Clement Partnership that was formed in 1991 and dissolved in 2004 that owned a product tanker which was sold during 2003.
7	The Partnership owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investment in Affiliated Entities (continued)

Additionally during 2004, the Partnership, two affiliated programs and a non-affiliated third party formed a tenancy-in-common (CFHS) that purchased and subsequently leased machinery and other equipment used in three hospitals. The Partnership contributed $3.8 million to this entity and owns a 19% interest in this entity.

The Partnership's proportional share of acquisition and lease negotiation fees paid by CFHS to an affiliate of the General Partner totaled $0.2 million.

The Partnership did not make any equity investments in 2005.

All leased equipment owned by entities in which the Partnership has an equity interest is accounted for as operating leases, except for the two jointly owned commercial aircraft on a direct finance lease that were sold in 2005. The Partnership’s proportionate share of future minimum rentals under non-cancelable leases as of December 31, 2005, for jointly owned equipment during each of the next five years are $2.7 million in 2006, $2.5 million in 2007, $2.6 million in 2008, $3.3 million in 2009, $3.7 million in 2010, and $24.4 million thereafter. The Partnership’s proportionate share of per diem and short-term rentals consisting of utilization rate lease payments included in jointly owned lease revenues amounted to $4.6 million in 2005 and $3.4 million in 2004.

PLM Worldwide Leasing Corp. was dissolved during the fourth quarter of 2005.

6. Operating Segments

The Partnership operates or operated in four operating segments: aircraft leasing, marine vessel leasing, trailer leasing and machinery and other equipment leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Partnership’s operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2005 and 2004.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

 6. Operating Segments (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine			Machinery
For the year ended	Vessel	Aircraft	Trailer	And Other
December 31, 2005	Leasing	Leasing	Leasing	Equipment	Other[1]	Total

Revenues
Lease revenue	$18	$957	$--	$--	$--	$975
Interest and other income	--	28	8	--	306	342
Gain on disposition of equipment	--	1,197	--	--	--	1,197
Total revenues	18	2,182	8	--	306	2,514

Expenses
Depreciation and amortization	--	15	--	--	--	15
Operations support	--	10	--	--	--	10
Management fees to affiliate	1	27	9	--	--	37
General and administrative expenses	--	53	--	--	597	650
Total expenses	1	105	9	--	597	712
Equity in net income (loss) of equity
investments	1,185	(2,402)	--	(637)	--	(1,854)
Income (loss) from continuing operations	$1,202	$(325)	$(1)	$(637)	$(291)	$(52)

Total assets as of December 31, 2005	$2,952	$2,327	$--	$3,012	$2,097	$10,388

	Marine			Machinery
For the year ended	Vessel	Aircraft	Trailer	And Other
December 31, 2004	Leasing	Leasing	Leasing	Equipment	Other[1]	Total

Revenues
Lease revenue	$--	$1,053	$26	$--	$--	$1,079
Interest and other income	--	912	17	--	111	1,040
Gain on disposition of equipment	--	649	--	--	--	649
Total revenues	--	2,614	43	--	111	2,768

Expenses
Depreciation and amortization	--	551	--	--	4	555
Operations support	--	102	11	--	--	113
Management fees to affiliate	--	88	16	--	--	104
General and administrative expenses	3	684	13	--	895	1,595
Recovery of bad debts	--	(1,296)	--	--	--	(1,296)
Total expenses	3	129	40	--	899	1,071
Equity in net income (loss) of equity
investments	608	(1,126)	--	(139)	--	(657)
Income (loss) from continuing operations	$605	$1,359	$3	$(139)	$(788)	$1,040
Investments in equity investments	$--	$22,878	$--	$3,783	$--	$26,661
Total assets as of December 31, 2004	$3,035	$5,539	$184	$3,645	$18,162	$30,565

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets and assets held for sale. Also includes certain interest income and costs not identifiable to a particular segment, such as certain amortization and general and administrative expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

 7. Geographic Information

The Partnership owns equipment that is leased and operated internationally. All of the Partnership's leasing transactions are denominated in United States dollars. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, trailers and machinery and other equipment to lessees domiciled in four geographic regions: United States, Canada, South America, and Central America. The marine vessel is leased to multiple lessees in different regions that move the equipment on a regular basis to locations throughout the world.

The table below sets forth operating lease revenues by geographic region for the Partnership's owned equipment grouped by domicile of the lessee for the years ended December 31 (in thousands of dollars):

	Owned Equipment
Region	2005	2004
United States	$--	$27
Canada	357	363
South America	--	89
Central America	600	600
Rest of the world	18	--
Lease revenues	$975	$1,079

The following table sets forth net income (loss) information from continuing operation by region for the owned equipment and equity investments in affiliated entities for the years ended December 31 (in thousands of dollars):

	Owned Equipment		Equity Investments
Region	2005	2004	2005	2004
United States	$189	$275	$(3,038)	$(1,364)
Canada	348	(19)	--	--
South America	979	2,113	--	--
Central America	559	119	--	99
Rest of the world	18	(3)	1,184	608
Regional income (loss)	2,093	2,485	(1,854)	(657)
Administrative and other	(291)	(788)	--	--
Income (loss) from continuing operations	$1,802	$1,697	$(1,854)	$(657)

The net book value of owned equipment under operating lease and equity investments in affiliated entities as of December 31 are as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
Region	2005	2004	2005	2004
United States	$--	$--	$5,091	$8,131
Canada	--	--	--	--
Central America	56	68	--	48
Rest of the world	--	--	2,952	3,035
Net book value	$56	$68	$8,043	$11,214

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

8. Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit

Basic earnings or loss per weighted-average limited partnership unit was computed by dividing income (loss) from continuing operations, loss from operation of discontinued operations and the gain on disposition of discontinued operations attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the year. The weighted-average number of limited partnership units deemed outstanding during the year ended December 31, 2005 and 2004 was 8,478,448.

All special allocations of income to the General Partner are included in the calculation of basic earnings (loss) from continuing operations.

Basic earning or loss per weighted average limited partnership unit from continuing operations, operation of discontinued operations, gain on disposition of discontinued operations and any special allocations to the limited partners are based on the following for the years ended December 31 (in thousands of dollars, except weighted-average limited partnership unit amounts):

	2005	2004
Attributable to limited partners:
Basic (loss) income from continuing operations	$(52)	$1,040
Special allocation of loss	(1,134)	--
(Loss) income from continuing operations
attributable to limited partners	(1,186)	1,040
Loss from operation of discontinued operations	(579)	(415)
Gain on disposition of discontinued operations	4,678	--
Net income	$2,913	$625

Weighted average limited partnership units outstanding	8,478,448	8,478,448
Basic earnings per weighted average limited partnership unit:
(Loss) income from continuing operations	$(0.14)	$0.12
Loss from operation of discontinued operations	(0.07)	(0.05)
Gain on disposition of discontinued operations	0.55	--
Net income per weighted average limited
partnership unit	$0.34	$0.07

9. Accounts and Other Receivable

Accounts and other receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment. The components of accounts and notes receivable as of December 31 were as follows (in thousands of dollars):

	2005	2004
Trade accounts receivables	$214	$22
Other receivables	--	937
	$214	$959

At December 31, 2004, the balance in other receivable was due from a former aircraft lessee for past due lease payments and in settlement for returning aircraft in a condition not in accordance with the lease agreement. During 2005, $0.7 million of the other receivable was paid with the remaining balance of $0.2 million being offset against a security deposit from the lessee.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

10. Other Assets

The components of the other assets as of December 31 are as follows (in thousands of dollars):

	2005	2004
Prepaid expenses and deposits	$137	$52
Finance lease receivable	--	162
	$137	$214

In the fourth quarter of 2005, the lessee prepaid the outstanding balance on the finance lease receivable.

11. Concentrations of Credit Risk

For the years ended December 31, 2005 and 2004, the Partnership’s customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment were Continental Airlines, Inc. (29% in 2005 and 15% in 2004) and Varig South America (13% in 2004), both of which are in the aircraft leasing segment.

As of December 31, 2005 and 2004, the Partnership’s customers that accounted for 10% or more of the total accounts and other receivables for the owned equipment and jointly owned equipment were Varig South America (56% in 2004) which was in the aircraft leasing segment, Stena Bulk LLC (65% in 2005 and 37% in 2004) which is in the marine vessel leasing segment and CHFS Leasing (24% in 2005) which is in the machinery and other equipment leasing segment. CFHS trade accounts receivable is fully payable at the end of the existing lease which is scheduled to expire in November 2006 unless the existing lessee extends the lease in accordance with the lease agreement, in which case, the lessee can remain up to two years in arrears of its lease payments.

As of December 31, 2005 and 2004, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

12. Income Taxes

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2005 and 2004, the financial statement carrying amount of assets and liabilities was approximately $22.9 million and $23.9 million, respectively, lower than the federal income tax basis of such assets and liabilities and the Partnership's income was approximately $1.5 million and $5.3 million, respectively, higher than the federal income tax basis. These differences are primarily due to the tax treatment of depreciation, equipment reserves, provisions for bad debts, lessees’ prepaid deposits, and of underwriting commissions and syndication costs.

To prevent the limited partnership units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner monitors transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. Effective January 1, 2006, the percentage of Partnership units that may be traded in any calendar year has been reduced from five percent to two percent to comply with Internal Revenue Service regulations. A transfer may be prohibited if the intended transferee is not a United States citizen or if the transfer would cause any portion of the units of a “Qualified Plan” as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

13. Contingencies

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. The General Partner does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

PLM EQUIPMENT GROWTH FUND V

INDEX OF EXHIBITS

Exhibit			Page

4.		Amended and Restated Limited Partnership Agreement of Partnership.	*

4.	1	First Amendment to the Amended and Restated Limited Partnership Agreement.	*

4.	2	Second Amendment to the Amended and Restated Limited Partnership Agreement.	*

10.	1	Management Agreement between the Partnership and PLM Investment Management, Inc.	*

10.	2	Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated October 11, 2002.	*

10.	3	PLM CAL I LLC operating agreement dated June 4, 2004.	*

10.	4	PLM CAL II LLC operating agreement dated June 4, 2004.	*

10.	5	PLM CAL I LLC equipment purchase agreement dated August 26, 2004.	*

10.	6	PLM CAL II LLC equipment purchase agreement dated August 26, 2004.	*

10.	7	Trust Indenture and Mortgage 645 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	8	Trust Indenture and Mortgage 646 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	9	Trust Indenture and Mortgage 647 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	10	Trust Indenture and Mortgage 648 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	11	Trust Indenture and Mortgage 645 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	12	Trust Indenture and Mortgage 646 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	13	Trust Indenture and Mortgage 647 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	14	Trust Indenture and Mortgage 648 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	15	Modification of Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated September 24, 2004.	*

10.	16	Amended and Restated Loan and Security Agreement by and between MILPI Holdings LLC and LaSalle National Bank Association dated July 15, 2005.	*

10.	17	Asset Purchase Agreement dated as of August 4, 2005.	*

14.		PLM Financial Services Inc. Code of Ethics.	*

31.	1	Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act of 2002.	48

31.	2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act of 2002.	49

32.	1	Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act of 2002.	50

32.	2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act of 2002.	51

* Incorporated by reference. See page 19-21 of this report.