Form 10QSB
period 2006-03-31
PLM EQUIPMENT GROWTH FUND V
filed 2006-05-15
CIK 857645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended March 31, 2006.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 01-19203
_______________________

PLM EQUIPMENT GROWTH FUND V

(Exact name of Registrant as specified in its charter)

California 94-3104548
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

405 Lexington Avenue, 67th floor New York, NY 10174
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (212) 682-3344
_______________________
Securities registered under Section 12(b) of the Exchange Act:
Limited Partnership Units
(Title of class)

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

Registrant's aggregate market value of voting stock: N/A

Registrant's Limited Partnership units outstanding as of March 31, 2006 were 8,478,448.

Registrant's revenues for the period ended March 31, 2006 was $388,000.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

PART I

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	March 31,	December 31,
Assets	2006	2005
                                                     (As restated,
                                                  see Note 1)

Equipment held for operating leases, at cost	$19,304	$19,393
Less accumulated depreciation	(19,250)	(19,337)
Net equipment	54	56

Cash and cash equivalents	3,427	1,926
Marketable securities	747	777
Accounts receivable, less allowance for doubtful
accounts of $40 in 2006 and $0 in 2005	261	214
Equity investments in affiliated entities	6,170	8,043
Other assets	118	137
Assets held for sale	16	12

Total assets	$10,793	$11,165

Liabilities and partners’ capital

Liabilities

Accounts payable and accrued expenses	$4	$115
Due to affiliates	13	19
Lessee deposits	210	210
Liabilities held for sale	66	57
Total liabilities	293	401

Commitments and contingencies

Partners' capital

Limited partners (8,478,448 limited partnership units outstanding)	10,500	10,764
General Partner	--	--
Total partners' capital	10,500	10,764

Total liabilities and partners' capital	$10,793	$11,165

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)
For the Three Months
Ended March 31,
2006	2005
                                                   (As restated,
                                                   see Note 1)
Revenues
Lease revenue	$243	$240
Interest and other income	87	40
Gain on disposition of equipment	58	1,051
Total revenues	388	1,331

Expenses
Depreciation and amortization	6	4
Operations support	7	4
Management fees to affiliate	18	14
General and administrative expenses to affiliates	--	11
Other general and administrative expenses	151	79
Provision for bad debts	40	--
Total expenses	222	112

Equity in net loss of equity investments	(376)	(121)

(Loss) income from continuing operations	(210)	1,098

Discontinued operations:
(Loss) income from operation of discontinued operations	(24)	2

Net (loss) income	(234)	1,100

Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities	(30)	37

Comprehensive (loss) income	$(264)	$1,137

Partners’ share of net (loss) income

Limited partners	$(234)	$1,100
General Partner	--	--

Total	$(234)	$1,100

Limited partners' basic earnings (loss) per weighted-average limited partnership unit:
(Loss) income from continuing operations	$(0.03)	$0.13
(Loss) income from operation of discontinued operations	--	--
	$(0.03)	$0.13

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
( A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2005 to March 31, 2006
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total

Partners’ capital as of December 31, 2005
(As restated, see Note 1)	$10,764	$--	$10,764

Comprehensive loss:
Net loss	(234)	--	(234)

Unrealized losses from available-for-sale
securities	(30)	--	(30)

Comprehensive loss	(264)	--	(264)

Partners' capital as of March 31, 2006	$10,500	$--	$10,500

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Operating activities
(Loss) income from continuing operations	$(210)	$1,098
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	2	3
Amortization	3	1
Provision for bad debts	40	--
Gain on disposition of equipment	(58)	(1,051)
Equity in net loss from equity investments	376	121
Distributions from equity investments	1,497	1,062
Changes in operating assets and liabilities:
Accounts receivable	(87)	539
Other assets	16	(81)
Accounts payable and accrued expenses	(111)	(53)
Due to affiliates	(6)	(6)
Lessee deposits	--	(1)
Cash provided by operating activities of continuing operations	1,462	1,632
Cash (used in) provided by operating activities of discontinued operations	(19)	245
Net cash provided by operating activities	1,443	1,877

Investing activities
Collections on finance lease receivable	--	19
Proceeds from disposition of equipment	58	66
Cash provided by investing activities of continuing operations	58	85
Cash provided by investing activities of discontinued operations	--	143
Net cash provided by investing activities	58	228

Financing activities
Cash used in financing activities of discontinued operations	--	(74)
Net cash used in financing activities	--	(74)

Net increase in cash and cash equivalents	1,501	2,031
Cash and cash equivalents at beginning of period	1,926	5,736
Cash and cash equivalents at end of period	$3,427	$7,767

Supplemental information
Interest paid by discontinued operations	$--	$51
Non-cash item included in accounts receivable and other
receivables resulting from equipment sales	$--	$485

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Restatement of Financial Statements

In October 2004 and June 2005, PLM Equipment Growth Fund V (the Partnership), in settlement of an unsecured bankruptcy claim, received Canadian dollar denominated marketable securities in a publicly traded Canadian entity. The Partnership did not reflect the fair market value of these securities in its statements of operation or balance sheet as of the date of receipt nor did it reflect the fair value of such securities in subsequent financial statements for each subsequent quarter through and including December 31, 2005. On May 10, 2006, PLM Financial Services, Inc. (FSI or the General Partner) determined that the proper accounting treatment for such securities was to account for them as available-for-sale securities and to include the value of the securities in income during the quarter that they were received and to reflect subsequent changes in the fair value of the securities as a component of comprehensive income or loss and to reflect foreign currency transaction gains of losses, if any, within net income (loss). Since the determination was made prior to the filing of the Partnership's Form 10-QSB for the quarter ended March 31, 2006, these changes were reflected in the financial statements for the three months ended March 31, 2006. As a result, the condensed statement of operations for the three month period ended March 31, 2005 and the condensed balance sheet as of December 31, 2005 have been restated from the amounts previously reported. The principal effects of this restatement were to increase comprehensive income (loss), total assets and partners' capital for such periods.

A summary of the significant effects of the restatement is as follows:

                                                    As of December 31, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Marketable securities	$--	$777	$777
Total assets	10,388	777	11,165

Limited partners’ capital	9,987	777	10,764
Total partners’ capital	9,987	777	10,764
Total liabilities and partners’ capital	10,388	777	11,165

                                                For the Three Months Ended March 31, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Other comprehensive income:
Unrealized gains on marketable securities	$--	$37	$37
Comprehensive income	1,100	37	1,137

As a part of the review of this transaction, the Partnership adopted the following accounting policies:

Marketable Securities

The Partnership’s marketable securities are considered available-for-sale and are reported at fair value with unrealized gains and losses recorded as accumulated other comprehensive income or loss in partners' capital. Realized gains and losses are calculated based on the specific identification method. Other-than-temporary declines in market value from original cost are charged to other expense in the period in which the loss occurs. In determining whether an other-than-temporary decline in the market value has occurred, the Partnership considers the duration that, and extent to which, market value is below original cost. Realized gains and losses and other than temporary declines in market value from original cost are included in other income and expense in the statement of income.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Restatement of Financial Statements (continued)

Comprehensive (Loss) Income

Components of comprehensive (loss) income includes net (loss) income and unrealized losses or gains on available-for-sale securities.

Foreign Currency Transactions

Any gains or losses on foreign currency transactions consist of those related to Canadian denominated marketable securities and are included in other income.

2. Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2005 Annual Report (Form 10-KSB) of the Partnership on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2005 Annual Report in Form 10-KSB.

In the opinion of the management of the General Partner, all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at March 31, 2006 and December 31, 2005, condensed statements of operations for the three months ended March 31, 2006 and 2005, condensed statements of changes in partners’ capital for the period from December 31, 2005 to March 31, 2006, and the condensed statements of cash flows for the three months ended March 31, 2006 and 2005 have been made and are reflected.

During the second and third quarters of 2005, respectively, the Partnership sold its remaining marine container portfolio and railcar portfolio including an investment entity in which the Partnership had an interest that owned a portfolio of railcars. Consequently, the results from these operations have been classified as assets held for sale and discontinued operations and prior periods have been restated. (See Note 6 to the unaudited condensed financial statements)

3. Schedule of Partnership Phases

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

4. Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2006 presentation. These reclassifications did not have any effect on total assets, total liabilities and net (loss) income.

5. Marketable Securities (as restated)

As of March 31, 2006 and December 31, 2005, the Partnership held marketable securities in a publicly traded Canadian company. During the three months ended March 31, 2006 and 2005, the Partnership did not sell nor purchase any securities. The change in the carrying value of marketable securities is primarily due to changes in the market price of the securities.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Discontinued Operations

Net income (loss) from discontinued operations are as follows (in thousands of dollars):

                                                    For the Three Months Ended
                                                     March 31,
	2006	2005
Revenues
Lease revenue	$--	$343
Interest and other income	2	11
Gain on disposition of equipment	--	8
Total revenues	2	362

Expenses
Depreciation and amortization	--	337
Operations support	--	14
Management fees to affiliate	--	24
Interest expense	--	82
General and administrative expenses to affiliates	--	25
General and administrative expenses	26	9
Recovery of bad debts	--	(4)
Total expenses	26	487

Equity in net income of equity investment	--	127

(Loss) income from operation of discontinued operations	$(24)	$2

Assets and liabilities held for sale are as follows (in thousands of dollars):

	March 31,	December 31,
Assets	2006	2005
Accounts receivable, net	$16	$12
Total assets held for sale	$16	$12
Liabilities
Account payable and other liabilities	$66	$57
Total liabilities held for sale	$66	$57

Transactions with General Partner and Affiliates - Discontinued Operations

During the three months ended March 31, 2005, the Partnership's discontinued operations incurred management fees and data processing and administrative expenses to FSI or its affiliates. No similar types of fees or expenses were incurred from discontinued operations during the three months ended March 31, 2006. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment	Equity Investments
	2005	2005
Management fees	$24	$23
Data processing and administrative
expenses	25	24

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2006 and December 31, 2005 includes $13,000 and $19,000, respectively, due to FSI for management fees. During the three months ended March 31, 2006 and 2005, the Partnership incurred management fees and data processing and administrative expenses to FSI or its affiliates. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the three months ended March 31,	2006	2005	2006	2005
Management fees	$18	$14	$70	$96
Data processing and administrative
expenses	--	11	--	17

8. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Aircraft	$19,304	$19,393
Less accumulated depreciation	(19,250)	(19,337)
Net equipment	$54	$56

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of March 31, 2006 and December 31, 2005, all owned equipment in the Partnership’s equipment portfolio was on lease except for one aircraft with a net book value of $-0-. The aircraft that is off-lease is in the process of being sold for parts.

During the three months ended March 31, 2006, the Partnership disposed of parts from a commercial aircraft with a net book value of $-0- for proceeds of $0.1 million which resulted in a gain on disposition of $0.1 million.

During the three months ended March 31, 2005, the Partnership disposed of parts from a commercial aircraft and a commercial aircraft with an aggregate net book value of $-0- million for proceeds of $0.6 million, of which $0.5 million was collected during the second quarter of 2005, and reversed $0.5 million of unused engine reserves resulting in a gain on disposition of $1.1 million.

9. Equity Investments in Affiliated Entities

The Partnership owns equipment jointly with affiliated programs and non-affiliated third parties.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the lease revenues and interest and other income, depreciation and amortization expense, interest expense, operations support and administrative expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three months ended March 31, 2006 and 2005 (in thousands of dollars):

For the three months ended	Lion
March 31, 2006	Partnership[1]	CFHS [2]
Lease revenues and interest and other income	$2,060	$790
Less: Depreciation and amortization expense	279	998
Operations support	1,440	--
General and administrative expenses	127	27
Net income (loss)	$214	$(235)

Partnership’s share of net income (loss)	$102	$(45)

For the three months ended	PLM CAL I	PLM CAL II
March 31, 2006 (continued)	LLC [3]	LLC [4]	Total
Lease revenues and interest and other income	$977	$968
Less: Depreciation and amortization expense	1,030	1,029
Interest expense	456	455
General and administrative expenses	23	23
Net loss	$(532)	$(539)

Partnership’s share of net loss	$(215)	$(218)	$(376)

For the three months ended	Lion
March 31, 2005	Partnership[1]	CFHS[2]

Lease revenues and interest and other income	$3,163	$571
Less: Depreciation and amortization expense	279	1,380
Operations support	1,291	--
General and administrative expenses	176	24
Net income (loss)	$1,417	$(833)

Partnership’s share of net income (loss)	$663	$(157)

PLM
For the three months ended	PLM CAL I	PLM CAL II	Worldwide
March 31, 2005 (continued)	LLC3	LLC 4	Leasing Corp.5	Total

Lease revenues and interest and other income	$967	$958	$317
Less: Depreciation and amortization expense	1,235	1,234	--
Interest expense	490	489	--
General and administrative expenses	27	27	308
Net (loss) income	$(785)	$(792)	$9

Partnership’s share of net (loss) income	$(313)	$(316)	$2	$(121)

As of March 31, 2006 and December 31, 2005, all jointly-owned assets in the Partnership’s equity investment portfolio were on lease.

1	The Partnership owns a 48% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owns a 19% interest in CFHS that was formed in 2004 that owns various types of machinery and other equipment.
3	The Partnership owns a 40% interest in the PLM CAL I LLC that was formed in 2004 that owns two Boeing 737-500 stage III commercial aircraft.
4	The Partnership owns a 40% interest in the PLM CAL II LLC that was formed in 2004 that owns two Boeing 737-500 stage III commercial aircraft.
5	The Partnership owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Operating Segments

The Partnership operates in three primary operating segments: marine vessel leasing, aircraft leasing, and machinery and other equipment leasing. Each equipment leasing segment engages in operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation. There were no intersegment revenues for the three months ended March 31, 2006 and 2005.

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine		Machinery
For the three months ended	Vessel	Aircraft	And Other
March 31, 2006	Leasing	Leasing	Equipment	Other[1]	Total

Revenues
Lease revenue	$--	$243	$--	$--	$243
Interest and other income	--	51	--	36	87
Gain on disposition of equipment	--	58	--	--	58
Total revenues	--	352	--	36	388

Expenses
Depreciation and amortization	--	2	--	3	5
Operations support	--	7	--	--	7
Management fees to affiliate	--	8	--	10	18
General and administrative expenses	--	4	--	148	152
Provision for bad debts	--	40	--	--	40
Total expenses	--	61	--	161	222
Equity in net income (loss) of equity
investments	102	(433)	(45)	--	(376)
Income (loss) from continuing operations	$102	$(142)	$(45)	$(125)	$(210)

Total assets as of March 31, 2006	$1,568	$2,697	$2,967	$3,561	$10,793

	Marine		Machinery
For the three months ended	Vessel	Aircraft	And Other
March 31, 2005	Leasing	Leasing	Equipment	Other[1]	Total

Revenues
Lease revenue	$--	$240	$--	$--	$240
Interest and other income	--	14	--	26	40
Gain on disposition of equipment	--	1,051	--	--	1,051
Total revenues	--	1,305	--	26	1,331

Expenses
Depreciation and amortization	--	4	--	--	4
Operations support	--	4	--	--	4
Management fees to affiliate	--	10	--	4	14
General and administrative expenses	--	11	--	79	90
Total expenses	--	29	--	83	112
Equity in net income (loss) of equity
investments	663	(627)	(157)	--	(121)
Income (loss) from continuing operations	$663	$649	$(157)	$(57)	$1,098

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets and assets held for sale. Also includes certain interest income and interest income related to trailer leasing, management fees related to trailer leasing and costs not identifiable to a particular segment, such as certain amortization general and administrative expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Basic (Loss) Earnings Per Weighted-Average Limited Partnership Unit

Basic loss or earnings per weighted-average limited partnership unit was computed by dividing loss or income from continuing operations and loss or income from operations of discontinued operations attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three months ended March 31, 2006 and 2005 was 8,478,448.

Any special allocations of income to the General Partner are included in the calculation of basic earnings (loss) from continuing operations.

Basic loss or earnings per weighted average limited partnership unit from continuing operations and operation of discontinued operations, and any special allocations to the limited partners are based on the following for the three months ended March 31 (in thousands of dollars, except weighted-average limited partnership unit amounts):

	2006	2005
Attributable to limited partners:
Basic (loss) income from continuing operations	$(210)	$1,098
Special allocation of income	--	--
(Loss) income from continuing operations
attributable to limited partners	(210)	1,098

(Loss) income from operation of discontinued operations	(24)	2
Net (loss) income	$(234)	$1,100

Weighted average limited partnership units
outstanding	8,478,448	8,478,448
Basic earnings per weighted average limited partnership unit:
(Loss) income from continuing operations	$(0.03)	$0.13
Loss from operation of discontinued operations	--	--
Net (loss) income per weighted average limited
partnership unit	$(0.03)	$0.13

12. Accounts Receivable

Accounts receivable represents balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment. The components of accounts receivable were as follows (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Trade accounts receivable	$301	$214
Allowance for doubtful accounts	(40)	--
	$261	$214

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. Other Assets

As of March 31, 2006 and December 31, 2005, other assets consisted of prepaid expenses and deposits.

14. Concentrations of Credit Risk

For the three months ended March 31, 2006 and 2005, the Partnership’s customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment were Continental Airlines, Inc. (34% in 2006 and 20% in 2005) and Varig South America (26% in 2005) both of which are in the aircraft leasing segment and Tankship International (35% in 2006) which is in the marine vessel leasing segment.

As of March 31, 2006 and December 31, 2005, the Partnership’s customers that accounted for 10% or more of the total accounts receivables for owned equipment and jointly owned equipment were Continental Airlines (39% in 2006) and Aero California (12% in 2006) both of which are in the aircraft leasing segment, Stena Bulk LLC (12% in 2006 and 65% in 2005) which is in the marine vessel leasing segment and CHFS Leasing (30% in 2006 and 24% in 2005) which is in the machinery and other equipment leasing segment. CFHS trade accounts receivable represents straight-line rents receivable and is fully payable at the end of the existing lease which is in November 2006. If the lessee extends the lease in accordance with the lease agreement, the lessee can remain up to two years in arrears of its lease payments.

As of March 31, 2006 and December 31, 2005, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

15. Contingencies

On April 10, 2006 the General Partner received first notice of a “Supplemental Petition” pending in Houston, Texas in the matter of Kenneth L. Adams, et al v. Union Pacific RR Co. doing business as Union Pacific Corporation; Neches Industrial Park, Inc.; Continental Nitrogen and Resources, Corp.; PLM International doing business as and formerly known as PLM Investment Management, Inc.; and Seaboard Railcar Repair and Cleaning filed in Harris County, Texas, 61st Judicial District, No. 2006-1875. The General Partner’s preliminary investigation indicates this action involves a limited spill of an ammonia solution on April 4, 2004 in a Houston rail yard from a railcar owned by the Partnership. The General Partner expects that this action will be amended at some point and that the Partnership will also be named as a defendant. The General Partner has not yet responded in the action, but is in the process of obtaining Houston defense counsel and is actively investigating the claims for a response due on May 22, 2006. There are approximately 600 plaintiffs named in the single case, all represented by a single law firm, whose responsible attorney describes his clients’ injuries primarily as “passing respiratory” in nature. The Supplemental Petition alleges negligence on the part of all defendants in their respective duties to exercise reasonable care in the maintenance, design, manufacture, marketing of the railcar as well as a failure to adequately secure the hazardous substance, train employees in handling, warn the plaintiffs and adopt and enforce a safety plan for transport of the ammonia solution. There is no allegation of a specific amount of damages and plaintiffs’ counsel has indicated an interest in an early alternative dispute resolution in order to get the claims settled. He has also indicated that he will make early and voluntary disclosure of medical records in order to facilitate discussion of alternative dispute resolution.

The General Partner believes that all of the actions discussed above will not have a material effect on the financial condition of the Partnership, are substantially without merit and will vigorously defend against the actions.

The Partnership's policy is to expense legal fees as incurred.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

16. Recent Accounting Pronouncements

At the June 15 -16, 2005 Emerging Issues Task Force (EITF) meeting, the EITF reached a consensus on Issue No. 04-05 entitled "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-05). The consensus provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. Additionally, on July 14, 2005, the Financial Accounting Standards Board issued a Staff Position FSP-78-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05” which amends the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, to be consistent with EITF Issue No. 04-05. The effective dates of this issue and technical position depend on whether the partnership agreement is new or modified, and is therefore effective for the Partnership no later than the beginning of the first quarter of 2006. The adoption of EITF Issue No. 04-05 did not have a material impact on the Partnership’s financial position and results of operations.

At the April 19, 2006 Financial Accounting Standards Board (FASB) meeting, discussions continued of plans to issue a FASB Staff Position (FSP) on planned major maintenance activities. The planned FSP would eliminate the accrued-in-advance method of accounting and would become effective for financial statements issued for the fiscal periods beginning after December 15, 2006. The proposed FSP has not yet been issued and, accordingly, the General Partner is unable to conclude on the impact such proposed FSP will have on the Partnership.

17. Subsequent Event

In the second quarter of 2006, the Mexican government suspended the operating license of the lessee of the Partnership's DC-9 commercial aircraft and the airline has been grounded. The Partnership is currently reviewing its alternatives in this matter which include repossessing the aircraft. As of March 31, 2006, this lessee has outstanding receivables of $0.3 million and the Partnership holds a security deposit from this lessee of $0.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

In October 2004 and June 2005, PLM Equipment Growth Fund V (the Partnership), in settlement of an unsecured bankruptcy claim, received Canadian dollar denominated marketable securities in a publicly traded Canadian entity. The Partnership did not reflect the fair market value of these securities in its statements of operations or balance sheets as of the date of receipt nor did it reflect the fair value of such securities in subsequent financial statements for each subsequent quarter through and including December 31, 2005. (See Note 1 to the unaudited condensed financial statements)

A summary of the significant effects of the restatement is as follows:

                                                    As of December 31, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Marketable securities	$--	$777	$777
Total assets	10,388	777	11,165

Limited partners’ capital	9,987	777	10,764
Total partners’ capital	9,987	777	10,764
Total liabilities and partners’ capital	10,388	777	11,165

                                               For the Three Months Ended March 31, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Other comprehensive income:
Unrealized gains on marketable securities	$--	$37	$37
Comprehensive income	1,100	37	1,137

Discontinued Operations

During the second quarter of 2005, the Partnership sold all of its remaining marine containers and during the third quarter of 2005, the Partnership and an investment entity in which the Partnership had an interest, sold all of their remaining railcars. Consequently, the results from these operations have been classified as discontinued operations and prior periods have been restated. (See Note 6 to the unaudited condensed financial statements)

(I) RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund V’s (the Partnership’s) Operating Results for the Three Months Ended March 31, 2006 and 2005

(A) Owned Equipment Operations

Lease revenues less operations support on owned equipment remained the same during the three months ended March 31, 2006, compared to the same period of 2005. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, and provision for bad debts relating to the operating segments (see Note 10 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months Ended March 31,
	2006	2005
Aircraft	$236	$236

Aircraft: Aircraft lease revenues and operations support were $0.2 million and $7,000, respectively, for the three months ended March 31, 2006, compared to $0.2 million and $4,000, respectively, during the same period of 2005.

(B) Interest and Other Income

Interest and other income increased $47,000 in the three months ended March 31, 2006 due to a cash dividend from stock owned by the Partnership that it received as part of the bankruptcy settlement from a former lessee. A similar event did not occur during the same period of 2006.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.2 million for the three months ended March 31, 2006 increased from $0.1 million for the same period in 2005. Significant variances are explained as follows:

(i) A $0.1 million increase in general and administrative expenses during the three months ended March 31, 2006 was due to higher professional services costs.

(ii)  Provision for bad debts increased $40,000 in the three months ended March 31, 2006 due to the General Partner's determining the accounts receivable related to one aircraft lessee was uncollectible and thus reserving the outstanding receivable less a security deposit from this lessee as a bad debt. A similar event did not occur during the same period of 2005.

(D) Gain on Disposition of Owned Equipment

The gain on the disposition of equipment for the three months ended March 31, 2006 totaled $0.1 million, and resulted from the sale of parts from a commercial aircraft with a net book value of $-0- for proceeds of $0.1 million. The gain on the disposition of equipment for the three months ended March 31, 2005 totaled $1.1 million, and resulted from the sale of parts from a commercial aircraft and a commercial aircraft with a net book value of $-0- for proceeds of $0.6 million and the reversal of $0.5 million of unused engine reserves.

(E) Equity in Net Loss of Equity Investments

Equity in net (loss) income of equity investments represents the Partnership's share of the net loss or income generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net (loss) income by equipment type (in thousands of dollars):

	For the Three Months Ended March 31,
	2006	2005
Marine vessel	$102	$663
Machinery and other equipment	(45)	(157)
Aircraft	(433)	(627)
Equity in net loss of equity investments	$(376)	$(121)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation and amortization expenses, operations support, interest expense and administrative expenses:

Marine vessel: As of March 31, 2006 and 2005, the Partnership owned an interest in an entity that owned a marine vessel. During the three months ended March 31, 2006, lease revenues of $1.0 million were partially offset by depreciation expense, operations support, and administrative expenses of $0.9 million. During the same period of 2005, lease revenues of $1.5 million were partially offset by depreciation expense, operations support, and administrative expenses of $0.8 million.

Marine vessel lease revenues decreased $0.5 million during the three months ended March 31, 2006 compared to the same period 2005. A decrease of $0.1 million was due to a lower lease rate being earned on this equipment in the quarter ended March 31, 2006 compared to the same period of 2005 and decreased $0.4 million due to being off-lease for 20 days during the first three months of 2006 compared to the same period of 2005, during which this marine vessel was on-lease the entire quarter.

Marine vessel operations support and administrative expenses increased $0.1 million during the three months ended March 31, 2006 compared to the same period 2005. The increase of $0.1 million was due to higher operating expenses.

Machinery and other equipment: As of March 31, 2006 and 2005, the Partnership owned an interest in an entity that owns machinery and other equipment. During the three months ended March 31, 2006, lease revenues of $0.1 million were offset by depreciation and amortization expense and administrative expenses of $0.2 million. During the same period of 2005, lease revenues of $0.1 million were offset by depreciation and amortization expense, and administrative expenses of $0.3 million.

Machinery and other equipment depreciation and amortization expense decreased $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Aircraft: As of March 31, 2006, the Partnership owned an interest in two trusts each owning two Boeing 737-500 commercial aircraft. As of March 31, 2005, the Partnership owned an interest in two trusts each owning two Boeing 737-500 commercial aircraft and an interest in an entity owning other aircraft related assets. In the fourth quarter of 2005, the entity owning other aircraft related assets was dissolved.

During the three months ended March 31, 2006, entities owning aircraft equipment generated revenues of $0.8 million offset by depreciation and amortization expense, operations support, interest expense and administrative expenses of $1.2 million. During the three months ended March 31, 2005, entities owning aircraft equipment generated revenues of $0.9 million which were offset by depreciation and amortization expense, interest expense, direct expenses and administrative expenses of $1.5 million.

Aircraft lease revenues decreased $0.1 million in the three months ended March 31, 2006 compared to the same period of 2005 due to the entity owning other aircraft related assets being dissolved.

Depreciation and amortization expense, operations support, interest expense and administrative expenses decreased $0.2 million during the three months ended March 31, 2006 compared to the same period of 2005 resulting from a decrease in depreciation expense of $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(F) Loss from Operation of Discontinued Operations

During the three months ended March 31, 2006, the Partnership's railcar and marine container operations, which are being accounted for as discontinued operations, generated a loss from operations of $24,000 compared to income of $2,000 during the same period of 2005.

(G) Net (Loss) Income

As a result of the foregoing, the Partnership’s net loss for the three months ended March 31, 2006 was $0.2 million, compared to net income of $1.1 million during the same period in 2005. The Partnership’s ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the three months ended March 31, 2006 is not necessarily indicative of future periods.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

At March 31, 2006, the Partnership had unrestricted cash of $3.4 million.

For the three months ended March 31, 2006, the Partnership generated cash from operations of $1.4 million which included cash used in discontinued operations of $19,000, to meet its operating obligations and maintain working capital reserves.

During the three months ended March 31, 2006, the Partnership disposed of owned equipment and received aggregate proceeds of $0.1 million.

Marketable securities decreased $30,000 in the three months ended March 31, 2006 due to the change in the fair market value of the securities.

Accounts receivable increased $47,000 in the three months ended March 31, 2006 due to the timing of lessee payments.

Equity investments in affiliated entities decreased $1.9 million during the three months ended March 31, 2006 due to cash distributions of $1.5 million from the equity investments to the Partnership and by the loss of $0.4 million that was recorded by the Partnership for its interests in the equity investments.

Accounts payable decreased $0.1 million during the three months ended March 31, 2006 due to the timing of payments to vendors.

The General Partner has not planned any expenditures nor is it aware of any contingencies that would cause it to require additional capital.

CONTINGENCIES AND LITIGATION

On April 10, 2006 the General Partner received first notice of a “Supplemental Petition” pending in Houston, Texas in the matter of Kenneth L. Adams, et al v. Union Pacific RR Co. doing business as Union Pacific Corporation; Neches Industrial Park, Inc.; Continental Nitrogen and Resources, Corp.; PLM International doing business as and formerly known as PLM Investment Management, Inc.; and Seaboard Railcar Repair and Cleaning filed in Harris County, Texas, 61st Judicial District, No. 2006-1875. The General Partner’s preliminary investigation indicates this action involves a limited spill of an ammonia solution on April 4, 2004 in a Houston rail yard from a railcar owned by the Partnership. The General Partner expects that this action will be amended at some point and that the Partnership will also be named as a defendant. The General Partner has not yet responded in the action, but is in the process of obtaining Houston defense counsel and is actively investigating the claims for a response due on May 22, 2006. There are approximately 600 plaintiffs named in the single case, all represented by a single law firm, whose responsible attorney describes his clients’ injuries primarily as “passing respiratory” in nature. The Supplemental Petition alleges negligence on the part of all defendants in their respective duties to exercise reasonable care in the maintenance, design, manufacture, marketing of the railcar as well as a failure to adequately secure the hazardous substance, train employees in handling, warn the plaintiffs and adopt and enforce a safety plan for transport of the ammonia solution. There is no allegation of a specific amount of damages and plaintiffs’ counsel has indicated an interest in an early alternative dispute resolution in order to get the claims settled. He has also indicated that he will make early and voluntary disclosure of medical records in order to facilitate discussion of alternative dispute resolution.

The General Partner believes that all of the actions discussed above will not have a material effect on the financial condition of the Partnership, are substantially without merit and will vigorously defend against the actions.

The Partnership's policy is to expense legal fees as incurred.

(III) RECENT ACCOUNTING PRONOUNCEMENTS

At the June 15 -16, 2005 Emerging Issues Task Force (EITF) meeting, the EITF reached a consensus on Issue No. 04-05 entitled "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-05). The consensus provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. Additionally, on July 14, 2005, the Financial Accounting Standards Board issued a Staff Position FSP-78-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05” which amends the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, to be consistent with EITF Issue No. 04-05. The effective dates of this issue and technical position depend on whether the partnership agreement is new or modified, and is therefore effective for the Partnership no later than the beginning of the first quarter of 2006. The adoption of EITF Issue No. 04-05 did not have a material impact on the Partnership’s financial position and results of operations.

At the April 19, 2006 Financial Accounting Standards Board (FASB) meeting, discussions continued of plans to issue a FASB Staff Position (FSP) on planned major maintenance activities. The planned FSP would eliminate the accrued-in-advance method of accounting and would become effective for financial statements issued for the fiscal periods beginning after December 15, 2006. The proposed FSP has not yet been issued and, accordingly, the General Partner is unable to conclude on the impact such proposed FSP will have on the Partnership.

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

(2) While the financial condition of both international and domestic United States airlines have shown improvement over the last 12 months, continuing increases in the price of oil poses a very significant risk to both the airlines and aircraft equipment lessors.

The Partnership owns a DHC-8-102 commuter aircraft with a net book value of $-0- which is on consignment to a vendor who is parting out the aircraft. Due to the poor market demand for parts from this type of aircraft, it is taking a considerable period of time to complete the sale of this aircraft. The Partnership also owns a DHC-8-300 that is on a lease through June 2007.

The Partnership owns a DC-9-32 Stage III commercial aircraft which is on lease to a Mexican carrier through June 2007. In the second quarter of 2006, the Mexican government suspended the operating license of the lessee of this aircraft and the airline was grounded. As this aircraft is over 25 years old and the re-lease or sale opportunities for this type of aircraft are very limited, the Partnership has left the aircraft with the lessee while it attempts to regain its operating license. This lessee has outstanding account receivables of $0.3 million at March 31, 2006 and the Partnership holds a security deposit from this lessee of $0.2 million.

The Partnership has an equity interest in entities owning a total of four aircraft on lease to a major US airline. While the General Partner is not aware of any specific liquidity problems in regards to this lessee, the poor financial condition of the US airline industry, which has included several bankruptcies in the last twelve months, indicate there could be collection issues related to this lessee in the future;

(3) While the Partnership is scheduled to terminate on December 31, 2010, the General Partner is currently reviewing the strategic alternatives for the Partnership’s remaining assets. These alternatives include selling the Partnership’s remaining assets and assets owned by entities in which the Partnership has an equity interest;

(4) The timing and amount of future cash distributions to the limited partners and the General Partner will be based on the cash position of the Partnership and operational requirements; and

(5) In order to prevent the Partnership from being considered publicly traded and to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, in 2006 the General Partner began limiting the number of limited partnership units to be traded to 2% per year of the total outstanding units.

Several other factors may affect the Partnership's operating performance in the year 2006 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

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

Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

As of the end of the period prior to the filing of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the review of the Partnership’s internal controls, the General Partner concluded that in light of certain weaknesses described below, as of March 31, 2006, the Partnership’s controls and procedures were not effective.

As a result of these control deficiencies, the General Partner performed additional procedures to ensure that the Partnership’s condensed financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, the General Partner believes that the financial statements included in this report fairly present in all material respects the Partnership’s financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the errors described in Note 1 to the unaudited condensed financial statements that resulted in the restatement of the Partnership’s financial statements for the years ended December 31, 2005 and quarter ended March 31, 2005, the General Partner identified the following material weaknesses in its internal controls:

 1)  The Partnership did not ensure that there was adequate communication between General Partner’s accounting personnel and the Partnership’s third party equipment managers. Specifically, the accounting department personnel at the General Partner did not know of a settlement of a bankruptcy claim for which the Partnership received securities in a publicly traded company and thus their receipt was not recorded appropriately. This control deficiency contributed to the restatement of the Partnership’s financial statements as of December 31, 2005 and March 31, 2005.

 2)  Once received, the Partnership did not perform an adequate review of the bankruptcy settlement. Specifically, once the documentation was received related to the receipt of the securities, the appropriate accounting entries were not recorded.

Prior to issuance of these condensed financial statements in May 2006, the following changes were made in our internal control over financial reporting in an effort to remediate the material weaknesses described above:

1)	On a regular basis and no less than quarterly, the appropriate accounting personnel will discuss with the third party equipment managers all material transactions that occurred during the period.
2)	All material source documentation related to equipment transactions will be reviewed by at least two accounting department personnel to determine the appropriate accounting treatment.

Although the General Partner believes the steps taken to date have improved the effectiveness of our control over the accounting for equipment related transactions, we have note completed our review and testing of the corrective processes and procedures. Accordingly, the General Partner will continue to monitor the effectiveness over the Partnership’s internal controls over equipment transactions.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 10, 2006 the General Partner received first notice of a “Supplemental Petition” pending in Houston, Texas in the matter of Kenneth L. Adams, et al v. Union Pacific RR Co. doing business as Union Pacific Corporation; Neches Industrial Park, Inc.; Continental Nitrogen and Resources, Corp.; PLM International doing business as and formerly known as PLM Investment Management, Inc.; and Seaboard Railcar Repair and Cleaning filed in Harris County, Texas, 61st Judicial District, No. 2006-1875. The General Partner’s preliminary investigation indicates this action involves a limited spill of an ammonia solution on April 4, 2004 in a Houston rail yard from a railcar owned by the Partnership. The General Partner expects that this action will be amended at some point and that the Partnership will also be named as a defendant. The General Partner has not yet responded in the action, but is in the process of obtaining Houston defense counsel and is actively investigating the claims for a response due on May 22, 2006. There are approximately 600 plaintiffs named in the single case, all represented by a single law firm, whose responsible attorney describes his clients’ injuries primarily as “passing respiratory” in nature. The Supplemental Petition alleges negligence on the part of all defendants in their respective duties to exercise reasonable care in the maintenance, design, manufacture, marketing of the railcar as well as a failure to adequately secure the hazardous substance, train employees in handling, warn the plaintiffs and adopt and enforce a safety plan for transport of the ammonia solution. There is no allegation of a specific amount of damages and plaintiffs’ counsel has indicated an interest in an early alternative dispute resolution in order to get the claims settled. He has also indicated that he will make early and voluntary disclosure of medical records in order to facilitate discussion of alternative dispute resolution.

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

(b)  Reports of Form 8-K

Report on Form 8-K dated May 10, 2006 announcing restatement of the Partnership’s financial statements for the years ended December 31, 2005 and 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM EQUIPMENT GROWTH FUND V

By:  PLM Financial Services, Inc.
General Partner

                  Date: May 11, 2006 By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer