Form 10QSB/A
period 2005-06-30
PLM EQUIPMENT GROWTH FUND V
filed 2006-06-06
CIK 857645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB/A
(Amendment No. 1)

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

405 Lexington Avenue, 67th floor .
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

EXPLANATORY NOTE

This Form 10-QSB/A (Amendment No. 1) is being filed with the U.S. Securities and Exchange Commission in order to reflect the restatement of the Partnership’s unaudited condensed balance sheets at June 30, 2005 and December 31, 2004, condensed statements of operations for the three and six months ended June 30, 2005, condensed statements of changes in partners’ capital for the period from December 31, 2004 to June 30, 2005, and the condensed statements of cash flows for the six months ended June 30, 2005. All financial data in this report reflects the effects of the restatement. See Note 1 to the unaudited condensed financial statements for details relating to this restatement. As a result of this restatement, investors should not rely upon the Form 10-QSB filed with the Securities and Exchange Commission on August 11, 2005.

PART I

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)
June 30,	December 31,
2005	2004
                                             (As restated,        (As restated,
                                               see Note 1)            see Note 1)

Assets

Equipment held for operating leases, at cost	$32,818	$37,533
Less accumulated depreciation	(21,787)	(27,645)
Net equipment	11,031	9,888

Cash and cash equivalents	4,542	5,736
Restricted cash	376	1,998
Marketable securities	773	672
Accounts and other receivables, less allowance for doubtful
accounts of $35 in 2005 and $10 in 2004	208	1,289
Equity investments in affiliated entities	8,954	11,161
Other assets, net of accumulated amortization of $206 in 2005
and $121 in 2004	436	493

Total assets	$26,320	$31,237

Liabilities and partners’ capital

Liabilities:

Accounts payable and accrued expenses	$162	$288
Due to affiliates	28	23
Non-recourse debt	605	732
Reserve for repairs	-	500
Lessee deposits	223	413
Total liabilities	1,018	1,956

Commitments and contingencies

Partners' capital:

Limited partners (8,478,448 limited partnership units outstanding)	25,302	29,281
General Partner	-	-
Total partners' capital	25,302	29,281

Total liabilities and partners’ capital	$26,320	$31,237

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

For the Three Months		For the Six Months
Ended June 30,		Ended June 30,
2005	2004	2005	2004
                          (As restated,                        (As restated,
                          see Note 1)                          see Note 1)
Revenues

Lease revenue	$568	$943	$1,151	$1,871
Interest and other income	107	26	158	84
Gain on disposition of equipment	292	451	1,351	738
Total revenues	967	1,420	2,660	2,693

Expenses

Depreciation and amortization	360	744	701	1,300
Operations support	(3)	236	15	465
Management fees to affiliate	35	64	73	122
Interest expense	63	26	145	45
General and administrative expenses
to affiliates	39	115	75	223
Other general and administrative expenses	208	341	296	791
Provision for (recovery of) bad debts	28	(482)	24	(713)
Total expenses	730	1,044	1,329	2,233

Equity in net (loss) income of equity
investments	(920)	(3)	(914)	62

Net (loss) income	(683)	373	417	522

Other comprehensive income:
Unrealized gains on marketable securities	29	--	66	--

Comprehensive (loss) income	$(654)	$373	$483	$522

Partners’ share of net (loss) income

Limited partners	$(906)	$373	$194	$522
General Partner	223	--	223	--

Total	$(683)	$373	$417	$522

Limited partners' net (loss) income per
weighted-average limited partnership unit	$(0.11)	$0.04	$0.02	$0.06

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
( A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2004 to June 30, 2005
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total
Partners’ capital as of December 31, 2004
	$29,281	$--	$29,281
(As restated, see Note 1)
Comprehensive income:
Net income	194	223	417

Unrealized gains from available-for-sale
securities	66	--	66

Comprehensive income	260	223	483

Cash distribution	(4,239)	(223)	(4,462)

Partners' capital as of June 30, 2005 (As restated, see Note 1)	$25,302	$--	$25,302

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

For the Six Months
Ended June 30,
	2005	2004
	(As restated,
	see Note 1)
Operating activities
Net income	$417	$522
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	701	1,300
Amortization of debt placement costs	61	3
Provision for (recovery of) bad debts	24	(713)
Non-cash interest and other income	(35)	--
Gain on disposition of equipment	(1,351)	(738)
Equity in net loss (income) from equity investments	914	(62)
Distributions from (contribution to) equity investments	1,293	(301)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	1,057	2,422
Other assets	(47)	(79)
Accounts payable and accrued expenses	(126)	(60)
Due to affiliates	5	(18)
Lessee deposits	(190)	(1)
Net cash provided by operating activities	2,723	2,275

Investing activities
Payments for purchase of
equipment and capitalized repairs	(1,870)	(12,311)
Decrease in restricted cash	1,622	60
Payments of acquisition fees to affiliate	(84)	(554)
Payments of lease negotiation fees to affiliate	(19)	(123)
Payments on finance lease receivable	37	--
Proceeds from disposition of equipment	986	1,582
Net cash provided by (used in) investing activities	672	(11,346)

Financing activities
Cash distribution paid to limited partners	(4,239)	--
Cash distribution paid to General Partner	(223)	--
Payments of debt placement fees	--	(148)
Payments of non-recourse debt	(127)	(96)
Net cash used in financing activities	(4,589)	(244)

Net decrease in cash and cash equivalents	(1,194)	(9,315)
Cash and cash equivalents at beginning of period	5,736	18,049
Cash and cash equivalents at end of period	$4,542	$8,734

Supplemental information
Interest paid	$56	$42

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Restatement of Financial Statements

In October 2004 and June 2005, PLM Equipment Growth Fund V (the Partnership), in settlement of an unsecured bankruptcy claim, received Canadian dollar denominated marketable securities in a publicly traded Canadian entity. The Partnership did not reflect the fair market value of these securities in its statements of operations or balance sheet as of the dates of receipt nor did it reflect the fair value of such securities in subsequent financial statements for each subsequent quarter through and including December 31, 2005. On May 10, 2006, PLM Financial Services, Inc. (FSI or the General Partner) determined that the proper accounting treatment for such securities was to account for them as available-for-sale securities and to include the fair value of the securities in income during the quarter that they were received and to reflect subsequent changes in the fair value of the securities as a component of comprehensive income or loss and to reflect foreign currency transaction gains of losses, if any, within net income (loss). As a result, the Partnership’s unaudited condensed balance sheets at June 30, 2005 and December 31, 2004, condensed statements of operations for the three and six months ended June 30, 2005, condensed statements of changes in partners’ capital for the period from December 31, 2004 to June 30, 2005, and the condensed statements of cash flows for the six months ended June 30, 2005 have been restated from the amounts previously reported. The principal effects of this restatement were to increase comprehensive income, total assets and partners' capital for such periods.

A summary of the significant effects of the restatement is as follows:

                                                      As of December 31, 2004
	As
	Previously		As
	Reported	Adjustment	Restated
Marketable securities	$--	$672	$672
Total assets	30,565	672	31,237
Limited partners’ capital	28,609	672	29,281
Total partners’ capital	28,609	672	29,281
Total liabilities and partners’ capital	30,565	672	31,237

                                                      As of June 30, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Marketable securities	$--	$773	$773
Total assets	25,547	773	26,320
Limited partners’ capital	24,529	773	25,302
Total partners’ capital	24,529	773	25,302
Total liabilities and partners’ capital	25,547	773	26,320

                                                    For the Three Months Ended June 30, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Interest and other income	$72	$35	$107
Total revenues	932	35	967
Net (loss) income	(718)	35	(683)
Other comprehensive income:
Unrealized gains on marketable securities	--	29	29
Comprehensive (loss) income	(718)	64	(654)
Limited partners share of net (loss) income	(941)	35	(906)

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Restatement of Financial Statements (continued)

                                                       For the Six Months Ended June 30, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Interest and other income	$123	$35	$158
Total revenues	2,625	35	2,660
Net income	382	35	417
Other comprehensive income:
Unrealized gains on marketable securities	--	$66	$66
Comprehensive income	382	101	483
Limited partners share of net income	159	35	194

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

Comprehensive (Loss) Income

Components of comprehensive (loss) income includes net (loss) income and unrealized gains on available-for-sale securities.

Foreign Currency Transactions

Any gains or losses on foreign currency transactions consist of those related to Canadian denominated marketable securities and are included in other income.

2. Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB/A under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2004 Annual Report (Form 10-KSB) of the Partnership on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2004 Annual Report in Form 10-KSB.

In the opinion of the management of the General Partner,, all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at June 30, 2005 and December 31, 2004, condensed statements of operations for the three and six months ended June 30, 2005 and 2004, condensed statements of changes in partners’ capital for the period from December 31, 2004 to June 30, 2005, and the condensed statements of cash flows for the six months ended June 30, 2005 and 2004 have been made and are reflected.

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

5. Marketable Securities (as restated)

As of June 30, 2005 and December 31, 2004, the Partnership held Canadian dollar marketable securities in a publicly traded Canadian company. During the six months ended June 30, 2005, the Partnership received an additional distribution, as part of the same bankruptcy settlement, of Canadian denominated marketable securities with a fair market value of $35,000 in the same publicly traded entity. During the six months ended June 30, 2006, the Partnership did not sell nor purchase any securities. The change in the carrying value of marketable securities is due to changes in the market price of the securities and the receipt of additional securities.

6. Cash Distributions

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

8. Restricted Cash

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

9. Equipment

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

PLM
For the three months ended	Lion	Worldwide
June 30, 2005	Partnership[1]	Leasing[3]

Lease revenues and interest and other income	$2,150	$212
Less: Depreciation and amortization expense	279	--
Operations support	1,472	--
Indirect expenses	277	378
Net income (loss)	$122	$(166)

Partnership’s share of net income (loss)	$52	$(42)

For the three months ended	PLM Rail	PLM CAL I	PLM CAL II
June 30, 2005 (continued)	Partners LLC[4]	LLC[5]	LLC[6]	CFHS[7]	Total

Lease revenues and interest and other income	$1,735	$984	$975	$571
Gain on disposition of equipment	124	--	--	--
Less: Depreciation and amortization expense	920	1,235	1,233	1,388
Interest expense	841	457	456	--
Operations support	554	--	--	--
Indirect expenses	342	26	27	24
Net loss	$(798)	$(734)	$(741)	$(841)

Partnership’s share of net loss	$(183)	$(293)	$(295)	$(159)	$(920)

1	The Partnership owns a 48% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Equity Investments in Affiliated Entities (continued)

		Aero	PLM
For the three months ended	Lion	California	Worldwide
June 30, 2004	Partnership[1]	Trust[2]	Leasing[3]	Total

Lease revenues and interest and other income	$1,351	$38
Less: Depreciation and amortization expense	279	--
Operations support	830	6
Indirect expenses	354	25
Net (loss) income	$(112)	$7

Partnership’s share of net (loss) income	$(53)	$2	$48	$(3)

		Aero	PLM
For the six months ended	Lion	California	Worldwide
June 30, 2005	Partnership[1]	Trust[2]	Leasing[3]

Lease revenues and interest and other income	$5,313	$7	$528
Less: Depreciation and amortization expense	557	--	--
Operations support	2,763	5	--
Indirect expenses	455	3	685
Net income (loss)	$1,538	$(1)	$(157)

Partnership’s share of net income (loss)	$715	$--	$(40)

For the six months ended	PLM Rail	PLM CAL I	PLM CAL II
June 30, 2005 (continued)	Partners LLC[4]	LLC[5]	LLC[6]	CFHS[7]	Total

Lease revenues and interest and other income	$3,632	$1,951	$1,933	$1,141
Gain on disposition of equipment	368	--	--	--
Less: Depreciation and amortization expense	1,851	2,470	2,467	2,767
Interest expense	832	946	945	--
Operations support	1,017	--	--	--
Indirect expenses	545	54	54	48
Net loss	$(245)	$(1,519)	$(1,533)	$(1,674)

Partnership’s share of net loss	$(56)	$(606)	$(611)	$(316)	$(914)

		Aero		PLM
For the six months ended	Lion	California	Clement	Worldwide
June 30, 2004	Partnership[1]	Trust[2]	Partnership[8]	Leasing[3]	Total

Lease revenues and interest and other income	$2,722	$87	$--
Less: Depreciation and amortization expense	557	--	--
Operations support	2,020	15	3
Indirect expenses	155	51	(28)
Net (loss) income	$(10)	$21	$25

Partnership’s share of net (loss) income	$(5)	$6	$13	$48	$62

1	The Partnership owns a 48% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Equity Investments in Affiliated Entities (continued)

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

11. Operating Segments (as restated)

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

	Marine				Machinery	Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	And Other	Container
June 30, 2005	Leasing	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$240	$350	$--	$--	$(22)	$--	$568
Interest income and other income	--	43	2	3	--	--	59	107
Gain on disposition of equipment	--	35	--	--	--	257	--	292
Total revenues	--	318	352	3	--	235	59	967

Expenses
Depreciation and amortization	--	4	356	--	--	--	--	360
Operations support	--	1	(5)	--	--	1	--	(3)
Management fees to affiliate	--	9	22	5	--	(1)	--	35
Interest expense	--	--	63	--	--	--	--	63
General and administrative expenses	--	23	25	--	--	--	199	247
Provision for bad debts	--	--	28	--	--	--	--	28
Total expenses	--	37	489	5	--	--	199	730
Equity in net income (loss) of equity
investments	52	(630)	(183)	--	(159)	--	--	(920)
Net income (loss)	$52	$(349)	$(320)	$(2)	$(159)	$235	$(140)	$(683)
Equipment purchases and
capitalized repairs	$--	$--	$1,870	$--	$--	$--	$--	$1,870
Acquisition fees to affiliate	$--	$--	$84	$--	$--	$--	$--	$84
Total assets as of June 30, 2005	$2,489	$4,179	$11,531	$147	$3,333	$--	$4,641	$26,320

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets. Also includes certain interest income and costs not identifiable to a particular segment such as certain amortization and certain general and administrative expenses.

Other1

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Operating Segments (continued)

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$231	$604	$88	$20	$--	$943
Interest income and other income	--	12	1	--	--	13	26
Gain on disposition of equipment	--	374	7	--	70	--	451
Total revenues	--	617	612	88	90	13	1,420

Expenses
Depreciation and amortization	--	227	484	31	--	2	744
Operations support	--	25	144	67	--	--	236
Management fees to affiliate	--	37	24	3	--	--	64
Interest expense	--	--	26	--	--	--	26
General and administrative expenses	1	166	69	(1)	--	221	456
(Recovery of) provision for bad debts	--	(487)	5	--	--	--	(482)
Total expenses	1	(32)	752	100	--	223	1,044
Equity in net (loss) income of equity
investments	(53)	50	--	--	--	--	(3)
Net (loss) income	$(54)	$699	$(140)	$(12)	$90	$(210)	$373
Equipment purchases and
capitalized repairs	$--	$--	$9,051	$--	$--	$--	$9,051
Acquisition fees to affiliate	$--	$--	$408	$--	$--	$--	$408

	Marine				Machinery	Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	And Other	Container
June 30, 2005	Leasing	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$480	$692	$--	$--	$(21)	$--	$1,151
Interest income and other income	--	57	13	6	--	--	82	158
Gain on disposition of equipment	--	1,086	8	--	--	257	--	1,351
Total revenues	--	1,623	713	6	--	236	82	2,660

Expenses
Depreciation and amortization	--	8	693	--	--	--	--	701
Operations support	--	5	9	--	--	1	--	15
Management fees to affiliate	--	19	46	9	--	(1)	--	73
Interest expense	--	--	145	--	--	--	--	145
General and administrative expenses	--	34	59	--	--	--	278	371
Provision for bad debts	--	--	24	--	--	--	--	24
Total expenses	--	66	976	9	--	--	278	1,329
Equity in net income (loss) of equity
investments	715	(1,257)	(56)	--	(316)	--	--	(914)
Net income (loss)	$715	$300	$(319)	$(3)	$(316)	$236	$(196)	$417
Equipment purchases and
capitalized repairs	$--	$--	$1,870	$--	$--	$--	$--	$1,870
Acquisition fees to affiliate	$--	$--	$84	$--	$--	$--	$--	$84

	Marine				Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$563	$1,076	$185	$47	$--	$1,871
Interest income and other income	--	30	1	--	--	53	84
Gain on disposition of equipment	--	374	218	--	146	--	738
Total revenues	--	967	1,295	185	193	53	2,693

Expenses
Depreciation and amortization	--	511	723	62	--	4	1,300
Operations support	--	75	268	121	1	--	465
Management fees to affiliate	--	52	62	7	1	--	122
Interest expense	--	--	45	--	--	--	45
General and administrative expenses	3	435	109	11	--	456	1,014
(Recovery of) provision for bad debts	--	(716)	3	--	--	--	(713)
Total expenses	3	357	1,210	201	2	460	2,233
Equity in net income of equity
investments	8	54	--	--	--	--	62
Net income (loss)	$5	$664	$85	$(16)	$191	$(407)	$522
Equipment purchases and
capitalized repairs	$--	$--	$12,311	$--	$--	$--	$12,311
Acquisition fees to affiliate	$--	$--	$554	$--	$--	$--	$554

1	Includes certain interest income and costs not identifiable to a particular segment, such as certain amortization and certain general and administrative expenses.

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

13. Accounts and Other Receivables

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

14. Other Assets

The components of the other assets, net, were as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Finance lease receivable	$125	$162
Debt placement fee, net	113	174
Lease negotiation fees to affiliate, net	99	105
Prepaid expenses and deposits	99	52
	$436	$493

15. Debt

The Partnership made the regularly scheduled principal payments totaling $0.1 million to the lender of the non-recourse debt during the six months ended June 30, 2005.

16. Concentrations of Credit Risk

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

17. Commitments and Contingencies

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. The General Partner does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

18. Recent Accounting Pronouncements

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

19. Subsequent Events

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

On August 4, 2005, the Partnership and several affiliated entities (collectively, the  “Sellers”), including PLM Rail Partners (“Rail Partners”), an entity in which the Partnership has a 23% ownership interest, entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the purchaser will acquire the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers manage the railcars of third parties. The aggregate purchase price that the purchaser will pay for the railcar business

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

19. Subsequent Events (continued)

of the Sellers will be $119.8 million, adjusted to reflect the actual number of railcars and management contracts delivered to the purchaser at the closing.  The portion of the aggregate purchase price to be received by the Partnership and Rail Partners will be based on the appraised value of the railcars delivered by the Partnership and Rail Partners, as determined by an independent third party appraiser.  The General Partner expects the closing of the transactions contemplated by the Purchase Agreement to occur within thirty (30) days. The closing is subject to numerous conditions and there can be no assurance that the closing will occur in that time frame, if at all. If the sale is completed, lease revenues and cash flows will decrease significantly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Restatement of Financial Statements

In October 2004 and June 2005, PLM Equipment Growth Fund V (the Partnership), in settlement of an unsecured bankruptcy claim, received Canadian dollar denominated marketable securities in a publicly traded Canadian entity. The Partnership did not reflect the fair market value of these securities in its statements of operations or balance sheets as of the dates of receipt nor did it reflect the fair value of such securities in subsequent financial statements for each subsequent quarter through and including December 31, 2005. (See Note 1 to the unaudited condensed financial statements)

A summary of the significant effects of the restatement is as follows:

                                                      As of December 31, 2004
	As
	Previously		As
	Reported	Adjustment	Restated
Marketable securities	$--	$672	$672
Total assets	30,565	672	31,237
Limited partners’ capital	28,609	672	29,281
Total partners’ capital	28,609	672	29,281
Total liabilities and partners’ capital	30,565	672	31,237

                                                      As of June 30, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Marketable securities	$--	$773	$773
Total assets	25,547	773	26,320
Limited partners’ capital	24,529	773	25,302
Total partners’ capital	24,529	773	25,302
Total liabilities and partners’ capital	25,547	773	26,320

                                                 For the Three Months Ended June 30, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Interest and other income	$72	$35	$107
Total revenues	932	35	967
Net (loss) income	(718)	35	(683)
Other comprehensive income:
Unrealized gains on marketable securities	--	29	29
Comprehensive (loss) income	(718)	64	(654)
Limited partners share of net (loss) income	(941)	35	(906)

                                                  For the Six Months Ended June 30, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Interest and other income	$123	$35	$158
Total revenues	2,625	35	2,660
Net income	382	35	417
Other comprehensive income:
Unrealized gains on marketable securities	--	$66	$66
Comprehensive income	382	101	483
Limited partners share of net income	159	35	194

Comparison of PLM Equipment Growth Fund V’s (the Partnership’s) Operating Results for the Three Months Ended June 30, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues less operations support on owned equipment decreased during the three months ended June 30, 2005, compared to the same period of 2004. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, and provision for (recovery of) bad debts relating to the operating segments (see Note 11 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

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

(B) Interest and Other Income

Interest and other income increased $0.1 million in the three months ended June 30, 2005. An increase of $46,000 was due to increased interest income due to higher cash balances during the three months ended June 30, 2005 compared to the same period of 2004. A $35,000 increase was due to the receipt of marketable securities with a fair market value of $35,000 that the Partnership received as part of the bankruptcy settlement from a former lessee. A similar event did not occur during the same period of 2004.

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

(F)  Net (Loss) Income

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

(B) Interest and Other Income

Interest and other income increased $0.1 million in the six months ended June 30, 2005. An increase of $39,000 was due to increased interest income due to higher cash balances during the six months ended June 30, 2005 compared to the same period of 2004. A $35,000 increase was due to the receipt of marketable securities with a fair market value of $35,000 that the Partnership received as part of the bankruptcy settlement from a former lessee. A similar event did not occur during the same period of 2004.

(C) Indirect expenses Related to Owned Equipment Operations

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

Marketable securities increased $0.1 million in the six months ended June 30, 2005 due to the increase of $0.1 million resulting from an increase in the fair market value of marketable securities and increased $35,000 due to the Partnership receiving additional marketable securities as part of a bankruptcy settlement from a former lessee .

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

(V) FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-QSB/A contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB/A should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB/A. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Partnership’s contracted rents, the realization of residual proceeds, and future economic conditions.

ITEM 3. CONTROLS AND PROCEDURES (as restated)

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

Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the review of the Partnership’s internal controls, the General Partner concluded that in light of certain weaknesses described below, as of June 30, 2005, the Partnership’s controls and procedures were not effective.

As a result of these control deficiencies, the General Partner performed additional procedures to ensure that the Partnership’s condensed financial statements are prepared in accordance with generally accepted accounting principles (GAAP). Accordingly, the General Partner believes that the financial statements included in this report fairly present in all material respects the Partnership’s financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the errors described in Note 1 to the unaudited condensed financial statements that resulted in the restatement of the Partnership’s financial statements for the year ended December 31, 2004 and the quarter ended June 30, 2005, the General Partner identified the following material weaknesses in its internal controls:

1) The Partnership did not ensure that there was adequate communication between General Partner’s accounting personnel and the Partnership’s third party equipment managers. Specifically, the accounting department personnel at the General Partner did not know of a settlement of a bankruptcy claim for which the Partnership received securities in a publicly traded company and thus their receipt was not recorded appropriately. This control deficiency contributed to the restatement of the Partnership’s financial statements as of December 31, 2004 and June 30, 2005.

2) Once received, the Partnership did not perform an adequate review of the bankruptcy settlement. Specifically, once the documentation was received related to the receipt of the securities, the appropriate accounting entries were not recorded.

Prior to issuance of these condensed financial statements in June 2006, the following changes were made in our internal control over financial reporting in an effort to remediate the material weaknesses described above:

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

PLM EQUIPMENT GROWTH FUND V

By:    PLM Financial Services, Inc.
General Partner

Date: June 6, 2006               By:   /s/ Richard K Brock
Richard K Brock
Chief Financial Officer