Form 10QSB/A
period 2005-09-30
PLM EQUIPMENT GROWTH FUND V
filed 2006-06-06
CIK 857645

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

EXPLANATORY NOTE

This Form 10-QSB/A (Amendment No. 1) is being filed with the U.S. Securities and Exchange Commission in order to reflect the restatement of the Partnership’s unaudited condensed balance sheets at September 30, 2005 and December 31, 2004, condensed statements of income for the three and nine months ended September 30, 2005, condensed statements of changes in partners’ capital for the period from December 31, 2004 to September 30, 2005, and the condensed statements of cash flows for the nine months ended September 30, 2005. All financial data in this report reflects the effects of the restatement. See Note 1 to the unaudited condensed financial statements for details relating to this restatement. As a result of this restatement, investors should not rely upon the Form 10-QSB/A filed with the Securities and Exchange Commission on November 11, 2005.

PART I

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	September 30,	December 31,
Assets	2005	2004
                                                (As restated,         (As restated,
                                                see Note 1)       see Note 1)

Equipment held for operating leases, at cost	$19,854	$24,937
Less accumulated depreciation	(19,795)	(24,869)
Net equipment	59	68

Cash and cash equivalents	19,925	5,736
Marketable securities	722	672
Accounts and other receivables, less allowance for doubtful
accounts of $100 in 2005 and $-0- in 2004	122	959
Equity investments in affiliated entities	8,245	11,214
Other assets	173	214
Assets held for sale	41	12,374

Total assets	$29,287	$31,237

Liabilities and partners’ capital

Liabilities

Accounts payable and accrued expenses	$78	$72
Due to affiliates	13	18
Reserve for repairs	--	500
Lessee deposits	210	404
Liabilities held for sale	98	962
Total liabilities	399	1,956

Commitments and contingencies

Partners' capital

Limited partners (8,478,448 limited partnership units outstanding)	28,888	29,281
General Partner	--	--
Total partners' capital	28,888	29,281

Total liabilities and partners' capital	$29,287	$31,237

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

For the Three Months		For the Nine Months
Ended September 30,		Ended September 30,
2005	2004	2005	2004
                          (As restated,                     (As restated,
                           see Note 1)                          see Note 1)
Revenues
Lease revenue	$240	$338	$720	$1,086
Interest and other income	157	880	302	963
Gain on disposition of equipment	71	222	1,157	596
Total revenues	468	1,440	2,179	2,645

Expenses
Depreciation and amortization	3	67	11	644
Operations support	2	87	7	283
Management fees to affiliate	8	43	36	102
General and administrative expenses
to affiliates	11	47	33	180
Other general and administrative expenses	131	153	421	925
Provision for (recovery of) bad debts	100	(580)	100	(1,296)
Total expenses	255	(183)	608	838

Equity in net loss of equity investments	(783)	(292)	(1,641)	(230)

(Loss) income from continuing operations	(570)	1,331	(70)	1,577

Loss from operation of discontinued operations	(175)	(491)	(516)	(215)
Gain on disposition of discontinued operations	4,420	--	4,678	--
Net income	3,675	840	4,092	1,362

Other comprehensive loss
Unrealized holding losses	(89)	--	(23)	--

Comprehensive income	$3,586	$840	$4,069	$1,362

Partners’ share of net income
Limited partners	$3,675	$840	$3,869	$1,362
General Partner	--	--	223	--

Total	$3,675	$840	$4,092	$1,362

Limited partners' basic earnings (loss) per
weighted-average limited partnership unit:
(Loss) income from continuing operations	$(0.07)	$0.16	$(0.03)	$0.19
Loss from operation of discontinued
operations	(0.02)	(0.06)	(0.06)	(0.03)
Gain on disposition of discontinued operations	0.52	--	0.55	--
	$0.43	$0.10	$0.46	$0.16
See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
( A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2004 to September 30, 2005
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total
Partners’ capital as of December 31, 2004
	$29,281	$--	$29,281
(As restated, see Note 1)
Comprehensive income (loss):
Net income	3,869	223	4,092

Unrealized losses from available-for-sale
securities	(23)	--	(23)

Comprehensive income	3,846	223	4,069

Cash distribution	(4,239)	(223)	(4,462)

Partners' capital as of September 30, 2005 (As restated, see Note 1)	$28,888	$--	$28,888

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

For the Nine Months
Ended September 30,
2005	2004
                                            (As restated,
                                              see Note 1)
Operating activities
(Loss) income from continuing operations	$(70)	$1,577
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	11	644
Provision for (recovery of) bad debts	100	(1,296)
Non-cash interest and other income	(73)	--
Gain on disposition of equipment	(1,157)	(596)
Equity in net loss from equity investments	1,641	230
Operating distributions from (contributions to) equity investments	1,328	(20)
Changes in operating assets and liabilities:
Accounts and other receivables	737	2,033
Other assets	(19)	78
Accounts payable and accrued expenses	6	(80)
Due to affiliates	(5)	(19)
Lessee deposits	(194)	(9)
Cash provided by operating activities of continuing operations	2,305	2,542
Cash provided by operating activities of discontinued
operations	1,367	509
Net cash provided by operating activities	3,672	3,051

Investing activities
Investments in equity investments	--	(22,774)
Non-operating distributions from equity investments	--	17,225
Decrease in restricted cash	--	60
Payments on finance lease receivable	58	--
Proceeds from disposition of equipment	657	2,072
Cash provided by (used in) investing activities of continuing
operations	715	(3,417)
Cash provided by (used in) investing activities of discontinued
operations	14,996	(7,177)
Net cash provided by (used in) investing activities	15,711	(10,594)

Financing activities
Cash distribution paid to limited partners	(4,239)	--
Cash distribution paid to General Partner	(223)	--
Cash used in financing activities from continuing operations	(4,462)	--
Cash used in financing activities of discontinued operations	(732)	(334)
Net cash used in financing activities	(5,194)	(334)

Net increase (decrease) in cash and cash equivalents	14,189	(7,877)
Cash and cash equivalents at beginning of period	5,736	18,049
Cash and cash equivalents at end of period	$19,925	$10,172

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Restatement of Financial Statements

In October 2004 and June 2005, PLM Equipment Growth Fund V (the Partnership), in settlement of an unsecured bankruptcy claim, received Canadian dollar denominated marketable securities in a publicly traded Canadian entity. The Partnership did not reflect the fair market value of these securities in its statements of income or balance sheet as of the dates of receipt nor did it reflect the fair value of such securities in subsequent financial statements for each subsequent quarter through and including December 31, 2005. On May 10, 2006, PLM Financial Services, Inc. (FSI or the General Partner) determined that the proper accounting treatment for such securities was to account for them as available-for-sale securities and to include the fair value of the securities in income during the quarter that they were received and to reflect subsequent changes in the fair value of the securities as a component of comprehensive income or loss and to reflect foreign currency transaction gains of losses, if any, within net income (loss). As a result, the Partnership’s unaudited condensed balance sheets at September 30, 2005 and December 31, 2004, condensed statements of income for the three and nine months ended September 30, 2005, condensed statements of changes in partners’ capital for the period from December 31, 2004 to September 30, 2005, and the condensed statements of cash flows for the nine months ended September 30, 2005 have been restated from the amounts previously reported. The principal effects of this restatement were to increase comprehensive income (loss), total assets and partners' capital for such periods.

A summary of the significant effects of the restatement is as follows:

                                                      As of December 31, 2004
	As
	Previously		As
	Reported	Adjustment	Restated
Marketable securities	$--	$672	$672
Total assets	30,565	672	31,237
Limited partners’ capital	28,609	672	29,281
Total partners’ capital	28,609	672	29,281
Total liabilities and partners’ capital	30,565	672	31,237

                                                    As of September 30, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Marketable securities	$--	$722	$722
Total assets	28,565	722	29,287
Limited partners’ capital	28,166	722	28,888
Total partners’ capital	28,166	722	28,888
Total liabilities and partners’ capital	28,565	722	29,287

                                                   For the Three Months Ended September 30, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Interest and other income	$119	$38	$157
Total revenues	430	38	468
(Loss) income from continuing operations	(608)	38	(570)
Net income	3,637	38	3,675
Other comprehensive loss:
Unrealized loss on marketable securities	--	(89)	(89)
Comprehensive income (loss)	3,637	(51)	3,586
Limited partners share of net income	3,637	38	3,675

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Restatement of Financial Statements (continued)

                                                For the Nine Months Ended September 30, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Interest and other income	$229	$73	$302
Total revenues	2,106	73	2,179
(Loss) Income from continuing operations	(143)	73	(70)
Net income	4,019	73	4,092
Other comprehensive loss:
Unrealized loss on marketable securities	--	(23)	(23)
Comprehensive income	4,019	50	4,069
Limited partners share of net income	3,796	73	3,869
Limited partners' basic earnings per
weighted-average limited partnership unit:	0.45	0.01	0.46

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

In the opinion of the General Partner, all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at September 30, 2005 and December 31, 2004, condensed statements of income for the three and nine months ended September 30, 2005 and 2004, condensed statements of changes in partners’ capital for the period from December 31, 2004 to September 30, 2005, and the condensed statements of cash flows for the nine months ended September 30, 2005 and 2004 have been made and are reflected.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

2. Basis of Presentation (continued)

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

5. Marketable Securities (as restated)

As of September 30, 2005 and December 31, 2004, the Partnership held Canadian dollar marketable securities in a publicly traded Canadian company. During the nine months ended September 30, 2005, the Partnership received an additional distribution, as part of the same bankruptcy settlement, of Canadian denominated marketable securities with a fair market value of $35,000 in the same publicly traded entity. During the nine months ended September 30, 2005, the Partnership did not sell nor purchase any securities. The change in the carrying value of marketable securities is due to changes in the market price of the securities and the receipt of additional securities.

6. Cash Distributions

Cash distributions are recorded when declared.

For the nine months ended September 30, 2005, cash distributions declared and paid totaled $4.2 million ($0.50 per limited partnership unit) to the limited partners and $0.2 million to the General Partner. No cash distributions were declared or paid to the limited partners or General Partner during the nine months ended September 30, 2004 or the three months ended September 30, 2005 and 2004. (See Note 15 to the unaudited condensed financial statements)

7. Discontinued Operations

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

10. Equity Investments in Affiliated Entities

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

		PLM
For the three months ended	Lion	Worldwide
September 30, 2005	Partnership[1]	Leasing[2]
Lease revenues and interest and other income	$1,377	$71
Less: Depreciation and amortization expense	279	--
Operations support	1,181	--
General and administrative expenses	48	(96)
Net (loss) income	$(131)	$167

Partnership’s share of net (loss) income	$(63)	$42

1	The Partnership owns a 48% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owns a 25% interest in PLM Worldwide Leasing that was formed in 1995 that owns aircraft related assets.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Equity Investment in Affiliated Entities (continued)

For the three months ended	PLM CAL I	PLM CAL II
September 30, 2005 (continued)	LLC [4]	LLC [5]	CFHS [6]	Total
Lease revenues and interest and other income	$999	$989	$571
Less: Depreciation and amortization expense	1,235	1,233	1,387
Interest expense	456	455	--
General and administrative expenses	28	28	29
Net loss	$(720)	$(727)	$(845)

Partnership’s share of net loss	$(300)	$(303)	$(159)	$(783)

		Aero		PLM
For the three months ended	Lion	California	Clement	Worldwide
September 30, 2004	Partnership[1]	Trust[2]	Partnership[7]	Leasing[3]
Lease revenues and interest and other income	$2,212	$27	$--
Less: Depreciation and amortization expense	279	--	--
Operations support	1,231	6	(26)
General and administrative expenses	123	15	--
Net income	$579	$6	$26

Partnership’s share of net income (loss)	$268	$1	$14	$(10)

For the three months ended	PLM CAL I	PLM CAL II
September 30, 2004 (continued)	LLC [4]	LLC [5]	Total
Lease revenues and interest and other income	$380	$371
Less: Depreciation and amortization expense	865	864
Interest expense	202	202
General and administrative expenses	21	21
Net loss	$(708)	$(716)

Partnership’s share of net loss	$(281)	$(284)	$(292)

		Aero	PLM
For the nine months ended	Lion	California	Worldwide
September 30, 2005	Partnership[1]	Trust[2]	Leasing[3]
Lease revenues and interest and other income	$6,690	$7	$600
Less: Depreciation and amortization expense	836	--	--
Operations support	3,944	4	--
General and administrative expenses	502	4	590
Net income (loss)	$1,408	$(1)	$10

Partnership’s share of net income	$652	$--	$2

1	The Partnership owns a 48% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Equity Investments in Affiliated Entities (continued)

For the nine months ended	PLM CAL I	PLM CAL II
September 30, 2005 (continued)	LLC [4]	LLC [5]	CFHS[6]	Total
Lease revenues and interest and other income	$2,950	$2,922	$1,712
Less: Depreciation and amortization expense	3,706	3,700	4,154
Interest expense	1,402	1,401	--
General and administrative expenses	81	80	77
Net loss	$(2,239)	$(2,259)	$(2,519)

Partnership’s share of net loss	$(906)	$(914)	$(475)	$(1,641)

		Aero		PLM
For the nine months ended	Lion	California	Clement	Worldwide
September 30, 2004	Partnership[1]	Trust[2]	Partnership[7]	Leasing[3]
Lease revenues and interest and other income	$4,934	$114	$--
Less: Depreciation and amortization expense	836	--	--
Operations support	3,251	21	(24)
General and administrative expenses	278	67	(30)
Net income	$569	$26	$54

Partnership’s share of net income	$263	$7	$27	$38

For the nine months ended	PLM CAL I	PLM CAL II
September 30, 2004 (continued)	LLC[5]	LLC[6]	Total
r Lease revenues and interest and other income	$380	$371
Less: Depreciation and amortization expense	865	864
Interest expense	202	202
Operations support	--	--
General and administrative expenses	21	21
Net loss	$(708)	$(716)

Partnership’s share of net loss	$(281)	$(284)	$(230)

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

11. Operating Segments (as restated)

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

	Marine			Machinery
For the three months ended	Vessel	Aircraft	Trailer	And Other
September 30, 2005	Leasing	Leasing	Leasing	Equipment	Other[1]	Total

Revenues
Lease revenue	$--	$240	$--	$--	$--	$240
Interest and other income	--	44	2	--	111	157
Gain on disposition of equipment	--	71	--	--	--	71
Total revenues	--	355	2	--	111	468

Expenses
Depreciation and amortization	--	3	--	--	--	3
Operations support	--	2	--	--	--	2
Management fees to affiliate	--	4	4	--	--	8
General and administrative expenses	--	17	--	--	125	142
Provision for bad debts	--	100	--	--	--	100
Total expenses	--	126	4	--	125	255
Equity in net loss of equity
investments	(63)	(561)	--	(159)	--	(783)
Loss from continuing operations	$(63)	$(332)	$(2)	$(159)	$(14)	$(570)

Total assets as of September 30, 2005	$2,382	$3,570	$126	$3,174	$20,035	$29,287

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets and assets held for sale. Also includes certain interest income and costs not identifiable to a particular segment, such as certain general and administrative expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Operating Segments (as restated) (continued)

	Marine
For the three months ended	Vessel	Aircraft	Trailer
September 30, 2004	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$250	$88	$--	$338
Interest and other income	--	866	--	14	880
Gain on disposition of equipment	--	222	--	--	222
Total revenues	--	1,338	88	14	1,440

Expenses
Depreciation and amortization	--	35	31	1	67
Operations support	--	18	69	--	87
Management fees to affiliate	--	39	4	--	43
General and administrative expenses	--	53	1	146	200
Recovery of bad debts	--	(580)	--	--	(580)
Total expenses	--	(435)	105	147	(183)
Equity in net income (loss) of equity
investments	282	(574)	--	--	(292)
Income (loss) from continuing operations	$282	$1,199	$(17)	$(133)	$1,331
Investments in equity investments	$--	$22,774	$--	$--	$22,774

	Marine			Machinery
For the nine months ended	Vessel	Aircraft	Trailer	And Other
September 30, 2005	Leasing	Leasing	Leasing	Equipment	Other[1]	Total

Revenues
Lease revenue	$--	$720	$--	$--	$--	$720
Interest and other income	--	101	8	--	193	302
Gain on disposition of equipment	--	1,157	--	--	--	1,157
Total revenues	--	1,978	8	--	193	2,179

Expenses
Depreciation and amortization	--	11	--	--	--	11
Operations support	--	7	--	--	--	7
Management fees to affiliate	--	23	13	--	--	36
General and administrative expenses	--	51	--	--	403	454
Provision for bad debts	--	100	--	--	--	100
Total expenses	--	192	13	--	403	608
Equity in net income (loss) of equity
investments	652	(1,818)	--	(475)	--	(1,641)
Income (loss) from continuing operations	$652	$(32)	$(5)	$(475)	$(210)	$(70)

1	Includes certain interest income and costs not identifiable to a particular segment, such as certain amortization and certain general and administrative expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Operating Segments (as restated) (continued)

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

12. Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit (as restated)

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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit (as restated) (continued)

Basic earning or loss per weighted average limited partnership unit from continuing operations, operations of discontinued operations, gain on disposition of discontinued operations and any special allocations to the limited partners are based on the following (in thousands of dollars, except weighted-average limited partnership unit amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Attributable to limited partners:
Basic (loss) income from continuing operations	$(570)	$1,331	$(70)	$1,577
Special allocation of loss	--	--	(223)	--
(Loss) income from continuing operations	(570)	1,331	(293)	1,577
Loss from operations of discontinued operations	(175)	(491)	(516)	(215)
Gain on disposition of discontinued operations	4,420	--	4,678	--
Net income	$3,675	$840	$3,869	$1,362

Weighted average limited partnership units
outstanding	8,478,448	8,478,448	8,478,448	8,478,448
Basic earnings:
(Loss) income from continuing operations	$(0.07)	$0.16	$(0.03)	$0.19
Loss from operations of discontinued operations	(0.02)	(0.06)	(0.06)	(0.03)
Gain on disposition of discontinued operations	0.52	--	0.55	--
Net income per weighted average limited
partnership unit	$0.43	$0.10	$0.46	$0.16

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

15. Concentrations of Credit Risk

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

16. Recent Accounting Pronouncements

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

17. Subsequent Event

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

In October 2004 and June 2005, PLM Equipment Growth Fund V (the Partnership), in settlement of an unsecured bankruptcy claim, received Canadian dollar denominated marketable securities in a publicly traded Canadian entity. The Partnership did not reflect the fair market value of these securities in its statements of income or balance sheets as of the dates of receipt nor did it reflect the fair value of such securities in subsequent financial statements for each subsequent quarter through and including December 31, 2005. (See Note 1 to the unaudited condensed financial statements)

A summary of the significant effects of the restatement is as follows:

                                                      As of December 31, 2004
	As
	Previously		As
	Reported	Adjustment	Restated
Marketable securities	$--	$672	$672
Total assets	30,565	672	31,237
Limited partners’ capital	28,609	672	29,281
Total partners’ capital	28,609	672	29,281
Total liabilities and partners’ capital	30,565	672	31,237

                                                As of September 30, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Marketable securities	$--	$722	$722
Total assets	28,565	722	29,287

Limited partners’ capital	28,166	722	28,888
Total partners’ capital	28,166	722	28,888
Total liabilities and partners’ capital	28,565	722	29,287

                                                For the Three Months Ended September 30, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Interest and other income	$119	$38	$157
Total revenues	430	38	468
(Loss) income from continuing operations	(608)	38	(570)
Net income	3,637	38	3,675
Other comprehensive loss:
Unrealized loss on marketable securities	--	(89)	(89)
Comprehensive income (loss)	3,637	(51)	3,586
Limited partners share of net income	3,637	38	3,675

                                            For the Nine Months Ended September 30, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Interest and other income	$229	$73	$302
Total revenues	2,106	73	2,179
(Loss) Income from continuing operations	(143)	73	(70)
Net income	4,019	73	4,092
Other comprehensive loss:
Unrealized loss on marketable securities	--	(23)	(23)
Comprehensive income	4,019	50	4,069
Limited partners share of net income	3,796	73	3,869
Limited partners' basic earnings per
weighted-average limited partnership unit:	0.45	0.01	0.46

Discontinued Operations

During the third quarter of 2005, the Partnership and an investment entity in which the Partnership has an interest, sold all of their remaining railcars. Consequently, the results from these operations have been classified as discontinued operations and prior periods have been restated. (See Note 7 to the unaudited condensed financial statements)

(I) RESULTS OF OPERATIONS

Comparison of the Partnership’s Operating Results for the Three Months Ended September 30, 2005 and 2004 (as restated)

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

(B) Interest and Other Income

Interest and other income decreased $0.7 million in the three months ended September 30, 2005 compared to the same period of 2004. During the third quarter of 2004, a former aircraft lessee agreed to pay $0.8 million as a settlement for not returning leased aircraft in the condition required in the lease agreement which was included in other income. A similar event did not occur during the same period of 2005. This decrease was partly offset by an increase of $38,000 caused by the gain on currency translation of marketable securities during the third quarter of 2005. A similar event did not occur during the same period of 2004.

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

(H) Net Income

As a result of the foregoing, the Partnership’s net income for the three months ended September 30, 2005 was $3.7 million, compared to net income of $0.8 million during the same period in 2004. The Partnership’s ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the three months ended September 30, 2005 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Nine Months Ended September 30, 2005 and 2004 (as restated)

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

(B) Interest and Other Income

Interest and other income decreased $0.6 million in the nine months ended September 30, 2005 compared to the same period of 2004. During the third quarter of 2004, a former aircraft lessee agreed to pay $0.8 million as a settlement for not returning leased aircraft in the condition required in the lease agreement which was included in other income. A similar event did not occur during the same period of 2005. This decrease was partly offset by an increase of $38,000 caused by the gain on currency translation of marketable securities and a $35,000 increase due to the Partnership receiving additional marketable securities from a former aircraft lessee in settlement of a bankruptcy claim. A similar event did not occur during the same period of 2004.

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

(H) Net Income

As a result of the foregoing, the Partnership’s net income for the nine months ended September 30, 2005 was $4.1 million, compared to net income of $1.4 million during the same period in 2004. The Partnership’s ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the nine months ended September 30, 2005 is not necessarily indicative of future periods.

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

Marketable securities increased $0.1 million in the nine months ended September 30, 2005 due to the receipt of additional securities with a fair market value of $35,000 from a former aircraft lessee in settlement of a bankruptcy claim and an increase of $25,000 due to the change in the currency translation of the marketable securities. These increases were partially offset by a decrease of $10,000 resulting from changes in the securities fair market value during the nine months ended September 30, 2005.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the errors described in Note 1 to the unaudited condensed financial statements that resulted in the restatement of the Partnership’s financial statements for the year ended December 31, 2004 and for the three and nine months ended September 30, 2005, the General Partner identified the following material weaknesses in its internal controls:

1) The Partnership did not ensure that there was adequate communication between General Partner’s accounting personnel and the Partnership’s third party equipment managers. Specifically, the accounting department personnel at the General Partner did not know of a settlement of a bankruptcy claim for which the Partnership received securities in a publicly traded company and thus their receipt was not recorded appropriately. This control deficiency contributed to the restatement of the Partnership’s financial statements as of December 31, 2004 and September 30, 2005.

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