Form 10KSB/A
period 2005-12-31
PLM EQUIPMENT GROWTH FUND V
filed 2006-06-06
CIK 857645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB/A
Amendment No. 1
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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

Registrant's aggregate market value of voting stock: N/A

Registrant's Limited Partnership units outstanding as of December 31, 2005 were 8,478,448.

Registrant's revenues for the fiscal year ended December 31, 2005 was $2,587,000.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

EXPLANATORY NOTE

This Form 10-KSB/A (Amendment No. 1) is being filed with the U.S. Securities and Exchange Commission (SEC) in order to reflect the restatement of PLM Equipment Growth Fund V’s balance sheets at December 31, 2005 and 2004, statements of income for the years ended December 31, 2005 and 2004, statements of changes in partners’ capital for the years ended December 31, 2005 and 2004, and the statements of cash flows for the years ended December 31, 2005 and 2004. All financial data in this report reflects the effects of the restatement. See Note 1 to the financial statements for details relating to this restatement.

Certain items in the Form 10-KSB filed with the SEC on March 31, 2006 remain unchanged and have been omitted from this Form 10-KSB/A.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

In October 2004 and June 2005, PLM Equipment Growth Fund V, a California limited partnership (the Partnership), in settlement of an unsecured bankruptcy claim, received Canadian dollar denominated marketable securities in a publicly traded Canadian entity. The Partnership did not reflect the fair market value of these securities in its statements of income or balance sheets as of the dates of receipt nor did it reflect the fair value of such securities in subsequent financial statements.

In addition, on the previously filed 2005 Form 10-KSB, on the statements of cash flows, the Partnership incorrectly reported the cash (used in) provided by operating activities of discontinued operations for the years ended December 31, 2005 and 2004. The principal effect of this restatement was to decrease cash provided by operating activities of continuing operations, with an offsetting increase to cash provided by operations of discontinued operations. The restatements did not change the net cash provided by operating activities. In the previously filed Form 10-KSB, the Partnership reconciled to cash flow from operations beginning with the caption "Net income". In this Form 10-KSB/A, the reconciliation begins with "Income from continuing operations".

A summary of the significant effects of the restatements are as follows:

                                                    As of December 31, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Marketable securities	$--	$777	$777
Total assets	10,388	777	11,165
Limited partners’ capital	9,987	777	10,764
Total partners’ capital	9,987	777	10,764
Total liabilities and partners’ capital	10,388	777	11,165

                                                      As of December 31, 2004
	As
	Previously		As
	Reported	Adjustment	Restated
Marketable securities	$--	$672	$672
Total assets	30,565	672	31,237
Limited partners’ capital	28,609	672	29,281
Total partners’ capital	28,609	672	29,281
Total liabilities and partners’ capital	30,565	672	31,237

                                                   For the Year Ended December 31, 2005
	As
	Previously		As
Changes to the statements of income:	Reported	Adjustment	Restated
Interest and other income	$342	$73	$415
Total revenues	2,514	73	2,587
(Loss) Income from continuing operations	(52)	73	21
Net income	4,047	73	4,120
Other comprehensive income:
Unrealized gains on marketable securities	--	32	32
Comprehensive income	4,047	105	4,152
Limited partners share of net income	2,913	73	2,986
Limited partners' basic income per
weighted-average limited partnership unit:	0.34	0.01	0.35

Changes to the statements of cash flows:
Non-cash interest and other income	--	(73)	(73)
Cash provided by operating
activities of continuing operations	6,543	(4,099)	2,444
Cash (used in) provided by operating activities
of discontinued operations	(2,806)	4,099	1,293

                                                For the Year Ended December 31, 2004
	As
	Previously		As
Changes to the statements of income:	Reported	Adjustment	Restated
Interest and other income	$1,040	$448	$1,488
Total revenues	2,768	448	3,216
Income from continuing operations	1,040	448	1,488
Net income	625	448	1,073
Other comprehensive income:
Unrealized gains on marketable securities	--	224	224
Comprehensive income	625	672	1,297
Limited partners share of net income	625	448	1,073
Limited partners' basic earnings per
weighted-average limited partnership unit:	0.07	0.06	0.13

Changes to the statements of cash flows:
Non-cash interest and other income	--	(448)	(448)
Cash provided by operating
activities of continuing operations	3,163	415	3,578
Cash provided by operating activities
of discontinued operations	1,232	(415)	817

Small Business Issuer

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

For the year ended December 31, 2005, the Partnership generated cash from operations of $3.8 million which included cash provided by discontinued operations of $1.3 million. Cash generated from operations and proceeds from the disposition of discontinued operations were used to meet its operating obligations, maintain working capital reserves, and make cash distributions.

During 2005, the Partnership disposed of owned equipment and received aggregate proceeds of $0.7 million and reversed $0.5 million of unused engine reserves which is included in the gain on disposal of equipment.

Marketable securities increased $0.1 million during 2005 due to the receipt in 2005 of additional marketable securities with a fair market value of $35,000 from a former aircraft lessee in settlement of a bankruptcy claim, an increase of $38,000 due to currency translation gains from the marketable securities and an increase of $32,000 resulting from changes in the marketable securities fair market value during 2005.

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

(F) Results of Operations - Year-to-Year Detailed Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 2005 and 2004

(a) Owned Equipment Operations

Lease revenues less operations support on owned equipment decreased during the year ended December 31, 2005, compared to the year ended December 31, 2004. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, and recovery of bad debts relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

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

(b) Interest and Other Income

Interest and other income decreased $1.1 million in the year ended December 31, 2005 compared to 2004. Other income in 2004 included an $0.8 million settlement for not returning leased aircraft in the condition required in the lease agreement, a similar event did not occur during 2005. An additional decrease of $0.4 million was due to a reduction in marketable securities received by the Partnership in settlement of a bankruptcy claim in 2005 compared to 2004. These decreases were partially offset by an increase of $38,000 in 2005 caused by currency translation gains on marketable securities.

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

Marine vessel: As of December 31, 2005 and 2004, the Partnership owned an interest in an entity that owned a marine vessel. During the year ended December 31, 2005, lease revenues of $4.6 million were partially offset by depreciation expense, operations support, and administrative expenses of $3.4 million

During the same period of 2004, lease revenues of $3.4 million were offset by depreciation expense, operations support, and administrative expenses of $2.8 million.

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

(h) Net Income

As a result of the foregoing, the Partnership’s net income for the year ended December 31, 2005 was $4.1 million, compared to net income of $1.1 million during the same period in 2004. The Partnership’s ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership’s performance in the year ended December 31, 2005 is not necessarily indicative of future periods.

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

The Partnership's owned assets in Canada consisted of an aircraft on lease to Canadian-domiciled lessee and marketable securities in a publicly traded Canadian entity. During 2005, Canadian lease revenues accounted for 4% of the total lease revenues of wholly- and jointly-owned equipment and this region reported net income of $0.4 million.

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

(I) Forward-Looking Information

Except for historical information contained herein, the discussion in this Form 10-KSB/A contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-KSB/A should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB/A. The Partnership’s actual results could differ materially from those discussed here.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed on the Index to Financial Statements included in Item 13(a) of this Annual Report on Form 10-KSB/A.

ITEM 8A. CONTROLS AND PROCEDURES (as restated)

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

Evaluation of the Partnership’s Disclosure Controls and Internal Controls

The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the review of the Partnership’s internal controls, the General Partner concluded that in light of certain weaknesses described below, as of December 31, 2005, the Partnership’s controls and procedures were not effective.

As a result of these control deficiencies, the General Partner performed additional procedures to ensure that the Partnership’s financial statements are prepared in accordance with generally accepted accounting principles (GAAP). Accordingly, the General Partner believes that the financial statements included in this report fairly present in all material respects the Partnership’s financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the errors described in Note 1 to the financial statements that resulted in the restatement of the Partnership’s financial statements for the years ended December 31, 2005 and 2004, the General Partner identified the following material weaknesses in its internal controls:

1) The Partnership did not ensure that there was adequate communication between the General Partner’s accounting personnel and the Partnership’s third party equipment managers. Specifically, the accounting department personnel at the General Partner did not know of a settlement of a bankruptcy claim for which the Partnership received securities in a publicly traded company and thus their receipt was not recorded appropriately. This control deficiency contributed to the restatement of the Partnership’s financial statements as of December 31, 2005 and 2004.

2) Once received, the Partnership did not perform an adequate review of the bankruptcy settlement. Specifically, once the documentation was received related to the receipt of the securities, the appropriate accounting entries were not recorded.

Prior to issuance of these financial statements in June 2006, the following changes were made in our internal control over financial reporting in an effort to remediate the material weaknesses described above:

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

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES,

(A) 1. Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB/A.

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

Dated: June 6, 2006 PLM EQUIPMENT GROWTH FUND V
PARTNERSHIP

By: PLM Financial Services, Inc.
General Partner

                                By: /s/ Paul M. Leand
Paul M. Leand
                        President

By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as a director of the General Partner of PLM Equipment Growth Fund V (the Partnership), that the Annual Report of the Partnership on Form 10-KSB/A for the year ended December 31, 2005, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.

Name                                 Capacity                     Date

/s/ Paul M. Leand
Paul M. Leand                                 Director, FSI                     June 6, 2006

/s/ Michael Dockman
Michael Dockman                               Director, FSI                   June 6, 2006

/s/ James G. Dolphin
James G. Dolphin                            Director, FSI                   June 6, 2006

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Report of independent registered public accounting firm	19

Balance sheets as of December 31, 2005 and 2004	20

Statements of income for the years ended
December 31, 2005 and 2004	21

Statements of changes in partners' capital for the
years ended December 31, 2005 and 2004	22

Statements of cash flows for the years ended
December 31, 2005 and 2004	23

Notes to financial statements	24-42

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

The accompanying financial statements as of and for the years ended December 31, 2005 and 2004 have been restated as discussed in Note 1 to the financial statements.

/s/ Grant Thornton LLP

New York, New York
March 24, 2006, except for Notes 1, 5, 8, 9, 10 and 14 for which the date is June 1, 2006.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
BALANCE SHEETS
December 31,
(in thousands of dollars, except unit amounts)

Assets	2005	2004
                                               (As restated,         (As restated,
                                            see Note 1)          see Note 1)

Equipment held for operating leases, at cost	$19,393	$24,937
Less accumulated depreciation	(19,337)	(24,869)
Net equipment	56	68

Cash and cash equivalents	1,926	5,736
Marketable securities	777	672
Accounts and other receivables	214	959
Equity investments in affiliated entities	8,043	11,214
Other assets	137	214
Assets held for sale	12	12,374

Total assets	$11,165	$31,237

Liabilities and partners’ capital

Liabilities

Accounts payable and accrued expenses	$115	$72
Due to affiliates	19	18
Reserve for repairs	--	500
Lessee deposits	210	404
Liabilities held for sale	57	962
Total liabilities	401	1,956

Commitments and contingencies

Partners' capital

Limited partners (8,478,448 limited partnership units outstanding)	10,764	29,281
General Partner	--	--
Total partners' capital	10,764	29,281

Total liabilities and partners' capital	$11,165	$31,237

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
STATEMENTS OF INCOME
For the Years Ended December 31,
(in thousands of dollars, except weighted-average partnership unit amounts)

2005	2004
                                               (As restated,         (As restated,
                                              see Note 1)         see Note 1)
Revenues
Lease revenue	$975	$1,079
Interest and other income	415	1,488
Gain on disposition of equipment	1,197	649
Total revenues	2,587	3,216

Expenses
Depreciation and amortization	15	555
Operations support	10	113
Management fees to affiliate	37	104
General and administrative expenses to affiliates	56	229
Other general and administrative expenses	594	1,366
Recovery of bad debts	--	(1,296)
Total expenses	712	1,071

Equity in net loss of equity investments	(1,854)	(657)

Income from continuing operations	21	1,488

Discontinued operations:
Loss from operation of discontinued operations	(579)	(415)
Gain on disposition of discontinued operations	4,678	--
Income (loss) from discontinued operations	4,099	(415)

Net income	4,120	1,073

Other comprehensive income:
Unrealized gains on marketable securities	32	224

Comprehensive income	$4,152	$1,297

Partners’ share of net income

Limited partners	$2,986	$1,073
General Partner	1,134	--

Total	$4,120	$1,073

Limited partners' basic earnings (loss) per weighted-average limited partnership unit:
(Loss) income from continuing operations	$(0.13)	$0.18
Loss from operation of discontinued operations	(0.07)	(0.05)
Gain on disposition of discontinued operations	0.55	--
	$0.35	$0.13
See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 2005 and 2004
(in thousands of dollars)

	Limited	General
	Partners	Partner	Total
Partners’ capital as of December 31, 2003	$27,984	$--	$27,984

(As restated, see Note 1)
Comprehensive income:
Net income	1,073	--	1,073

Unrealized gains from available-for-sale
securities	224	--	224

Comprehensive income	1,297	--	1,297

Partners' capital as of December 31, 2004
(As restated, see Note 1)	29,281	--	29,281

Comprehensive income:
Net income	2,986	1,134	4,120

Unrealized gains from available-for-sale
securities	32	--	32

Comprehensive income	3,018	1,134	4,152

Cash distribution	(21,535)	(1,134)	(22,669)

Partners' capital as of December 31, 2005
(As restated, see Note 1)	$10,764	$--	$10,764

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(in thousands of dollars)
                                                                                                      see         see
	2005	2004
	(As restated,	(As restated,
	Note 1)	Note 1)
Operating activities
Income from continuing operations	$21	$1,488
Adjustments to reconcile income from continuing operations
to net cash provided by (used in) operating activities:
Depreciation	12	549
Amortization	3	6
Recovery of bad debts	--	(1,296)
Non-cash interest and other income	(73)	(448)
Gain on disposition of equipment	(1,197)	(649)
Equity in net loss from equity investments	1,854	657
Distributions from equity investments	1,317	560
Changes in operating assets and liabilities:
Accounts and other receivables	745	2,820
Other assets	(88)	139
Accounts payable and accrued expenses	43	(106)
Due to affiliates	1	(132)
Lessee deposits	(194)	(10)
Cash provided by operating activities of continuing operations	2,444	3,578
Cash provided by operating activities of
discontinued operations	1,293	817
Net cash provided by operating activities	3,737	4,395

Investing activities
Investments in equity investments	--	(26,661)
Non-operating distributions from equity investments	--	17,225
Decrease in restricted cash	--	60
Collections on finance lease receivable	162	75
Proceeds from disposition of equipment	697	2,125
Cash provided by (used in) investing activities of continuing
operations	859	(7,176)
Cash provided by (used in) investing activities of discontinued
operations	14,995	(9,148)
Net cash provided by (used in) investing activities	15,854	(16,324)

Financing activities
Cash distribution paid to limited partners	(21,535)	--
Cash distribution paid to General Partner	(1,134)	--
Cash used in financing activities of continuing operations	(22,669)	--
Cash used in financing activities of discontinued operations	(732)	(384)
Net cash used in financing activities	(23,401)	(384)

Net decrease in cash and cash equivalents	(3,810)	(12,313)
Cash and cash equivalents at beginning of period	5,736	18,049
Cash and cash equivalents at end of period	$1,926	$5,736

Supplemental information
Interest paid by continuing operations	$--	$2
Interest paid by discontinued operations	$87	$136

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1. Restatement of Financial Statements

In October 2004 and June 2005, PLM Equipment Growth Fund V, a California limited partnership, (the Partnership), in settlement of an unsecured bankruptcy claim, received Canadian dollar denominated marketable securities in a publicly traded Canadian entity. The Partnership did not reflect the fair market value of these securities in its statements of income or balance sheets as of the dates of receipt nor did it reflect the fair value of such securities in subsequent financial statements for each subsequent quarter through and including December 31, 2005. On May 10, 2006, PLM Financial Services, Inc. (FSI or the General Partner) determined that the proper accounting treatment for such securities was to account for them as available-for-sale securities and to include the fair value of the securities in income during the quarter that they were received and to reflect subsequent changes in the fair value of the securities as a component of comprehensive income or loss and to reflect foreign currency transaction gains of losses, if any, within net income (loss). As a result, the Partnership’s balance sheets at December 31, 2005 and 2004, statements of income for the years ended December 31, 2005 and 2004, statements of changes in partners’ capital for the years ended December 31, 2005 and 2004, and the statements of cash flows for the years ended December 31, 2005 and 2004 have been restated from the amounts previously reported. The principal effects of this restatement were to increase comprehensive income, total assets and partners' capital for such periods.

In addition, on the previously filed 2005 Form 10-KSB, on the statements of cash flows, the Partnership incorrectly reported the cash (used in) provided by operating activities of discontinued operations for the years ended December 31, 2005 and 2004. The principal effect of this restatement was to decrease cash provided by operating activities of continuing operations, with an offsetting increase to cash provided by operations of discontinued operations. The restatements did not change the net cash provided by operating activities. In the previously filed Form 10-KSB, the Partnership reconciled to cash flow from operations beginning with the caption "Net income". In this Form 10-KSB/A, the reconciliation begins with "Income from continuing operations".

A summary of the significant effects of the restatements are as follows:

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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1. Restatement of Financial Statements (continued)

                                                 For the Year Ended December 31, 2005
	As
	Previously		As
Changes to the statements of income:	Reported	Adjustment	Restated
Interest and other income	$342	$73	$415
Total revenues	2,514	73	2,587
(Loss) Income from continuing operations	(52)	73	21
Net income	4,047	73	4,120
Other comprehensive income:
Unrealized gains on marketable securities	--	32	32
Comprehensive income	4,047	105	4,152
Limited partners share of net income	2,913	73	2,986
Limited partners' basic income per
weighted-average limited partnership unit:	0.34	0.01	0.35

Changes to the statements of cash flows:
Non-cash interest and other income	--	(73)	(73)
Cash provided by operating
activities of continuing operations	6,543	(4,099)	2,444
Cash (used in) provided by operating activities
of discontinued operations	(2,806)	4,099	1,293

                                                 For the Year Ended December 31, 2004
	As
	Previously		As
Changes to the statements of income:	Reported	Adjustment	Restated
Interest and other income	$1,040	$448	$1,488
Total revenues	2,768	448	3,216
Income from continuing operations	1,040	448	1,488
Net income	625	448	1,073
Other comprehensive income:
Unrealized gains on marketable securities	--	224	224
Comprehensive income	625	672	1,297
Limited partners share of net income	625	448	1,073
Limited partners' basic earnings per
weighted-average limited partnership unit:	0.07	0.06	0.13

Changes to the statements of cash flows:
Non-cash interest and other income	--	(448)	(448)
Cash provided by operating
activities of continuing operations	3,163	415	3,578
Cash provided by operating activities
of discontinued operations	1,232	(415)	817

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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1. Restatement of Financial Statements (continued)

Comprehensive Income

Components of comprehensive income includes net income (loss) and unrealized gains on available-for-sale securities.

Foreign Currency Transactions

Any gains or losses on foreign currency transactions consist of those related to Canadian denominated marketable securities and are included in other income.

2. Basis of Presentation

Organization

The Partnership was formed on November 14, 1989 to engage in the business of owning, leasing, or otherwise investing in predominantly used transportation and related equipment.

The General Partner of the Partnership manages the affairs of the Partnership. On November 15, 2005, PLM International, Inc., the former parent company of FSI, sold all the issued and outstanding shares of common stock of FSI to AMA CP Fund I Inc.

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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

2. Basis of Presentation (continued)

Depreciation and Amortization

Depreciation of equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 12 years for transportation equipment and 7 years for non-transportation equipment. The depreciation method changes to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees paid to the General Partner (see Notes 3 and 4 to the financial statements) and certain other acquisition costs have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Lease negotiation fees are included in other assets and are amortized over the initial equipment lease term.

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

Discontinued Operations

In the second quarter of 2005, the Partnership sold its remaining marine container portfolio. During the third quarter of 2005, the Partnership and an investment entity in which the Partnership has an interest, sold all of their remaining railcars. Consequently, the results from these operations have been classified as discontinued operations for all periods presented. Assets and liabilities from discontinued operations have been classified as assets and liabilities held for sale for all periods presented. (see Note 3 to the financial statements)

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

2. Basis of Presentation (continued)

Repairs and Maintenance

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

Net Income and Distributions

Special allocations of income are made to the General Partner to the extent necessary to cause the capital account balance of the General Partner to be zero as of the close of such year in accordance with the Limited Partnership Agreement. The limited partners' net income is allocated among the limited partners based on the number of limited partnership units owned by each limited partner. (see Note 10 to the financial statements)

Cash distributions of the Partnership are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income.

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

Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit

Basic earnings (loss) per weighted-average limited partnership unit was computed by dividing income (loss) from continuing operations, loss from operation of discontinued operations and the gain on disposition of discontinued operations attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the year. The weighted-average number of limited partnership units deemed outstanding during the years ended December 31, 2005 and 2004 was 8,478,448. (see Note 10 to the financial statements) All special allocations of income to the General Partner are included in basic (loss) earnings from continuing operations.

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

4. Transactions with General Partner and Affiliates

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

The Partnership had equity investments in affiliated entities that own equipment and other assets during 2005 and 2004. (see Note 7 to the financial statements)

During 2004, the Partnership, two affiliated programs and a non-affiliated third party formed two investment entities which each purchased two commercial aircraft. The Partnership's net investment in these entities was $5.7 million. In addition, the Partnership, two affiliated programs and a non-affiliated third party also formed a tenancy-in-common which purchased certain machinery and other equipment used in hospitals. The Partnership's net investment in this entity was $3.8 million. (see Note 7 to the financial statements)

The balance due to affiliates as of December 31, 2005 and 2004 of $19,000 and $18,000, respectively, is due to FSI for management fees.

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

5. Marketable Securities (as restated)

As of December 31, 2004, the Partnership held Canadian dollar marketable securities in a publicly traded Canadian company. During the year ended December 31, 2005, the Partnership received an additional distribution, as part of the same bankruptcy settlement, of Canadian dollar denominated marketable securities with a fair market value of $35,000 in the same publicly traded entity. As of December 31, 2005 and 2004, the Partnership did not sell nor purchase any securities. The change in the carrying value of marketable securities is due to changes in the market price of the securities and the receipt of additional securities.

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

7. Equity Investment in Affiliated Entities

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
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

7. Equity Investment in Affiliated Entities (continued)

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity (in thousands of dollars):

	Lion	PLM CAL I	PLM CAL II
As of December 31, 2005	Partnership[1]	LLC[2]	LLC[3]	CFHS[4]	Total

Assets
Equipment less accumulated depreciation	$3,901	$24,568	$24,535	$13,446
Cash and cash equivalents	--	1,877	1,878	112
Accounts receivable	2,739	47	16	2,540	[7]
Other assets	491	477	477	79
Total assets	$7,131	$26,969	$26,906	$16,177
Liabilities
Accounts payable	$123	$447	$446	$--
Due to affiliates	166	6	6	98
Reserve for repairs	628	--	--	--
Notes payable	--	23,937	23,919	--
Total liabilities	917	24,390	24,371	98

Equity	6,214	2,579	2,535	16,079
Total liabilities and equity	$7,131	$26,969	$26,906	$16,177

Partnership’s share of equity	$2,952	$1,049	$1,030	$3,012		$8,043

		Aero	PLM
	Lion	California	Worldwide
As of December 31, 2004	Partnership[1]	Trust [5]	Leasing Corp.[6]

Assets
Equipment less accumulated depreciation	$5,015	$--	$--
Cash and cash equivalents	--	34	140
Accounts and note receivables	1,318	--	2,228
Due from affiliate	--	--	4
Finance lease receivable	--	191	--
Other assets	544	2	--
Total assets	$6,877	$227	$2,372
Liabilities
Accounts payable	$133	$34	$2,205
Due to affiliates	111	2	--
Reserve for repairs	260	--	--
Total liabilities	504	36	2,205

Equity	6,373	191	167
Total liabilities and equity	$6,877	$227	$2,372

Partnership’s share of equity	$3,035	$48	$42

1	The Partnership owns a 48% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owns a 40% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
3	The Partnership owns a 40% interest in the PLM CAL II LLC that was formed in the fourth quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
4	The Partnership owns a 19% interest in CFHS that was formed in the third quarter of 2004 that owns various types of machinery and other equipment.
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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

7. Equity Investment in Affiliated Entities (continued)

	PLM CAL I	PLM CAL II
As of December 31, 2004 (continued)	LLC[2]	LLC [3]	CFHS [4]

Assets
Equipment less accumulated depreciation	$29,482	$29,442	$18,900
Cash and cash equivalents	1,897	1,897	125
Accounts receivable	--	--	260
Other assets	543	542	167
Total assets	$31,922	$31,881	$19,452
Liabilities
Accounts payable	480	480	2
Due to affiliates	6	6	9
Notes payable	25,744	25,716	--
Lessee deposits and reserve for repairs	199	203	--
Total liabilities	26,429	26,405	11

Equity	5,493	5,476	19,441
Total liabilities and equity	$31,922	$31,881	$19,452

Partnership’s share of equity	$2,225	$2,219	$3,645	$11,214

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

For the year ended	Lion	PLM CAL I
December 31, 2005	Partnership1	LLC2

Lease revenues and interest and other income	$9,712	$3,949
Less: Depreciation and amortization expense	1,115	4,941
Interest expense	--	1,858
Operations support	5,242	--
General and administrative expenses	826	105
Net income (loss)	$2,529	$(2,955)

Partnership’s share of net income (loss)	$1,184	$(1,196)

PLM
For the year ended	PLM CAL II		Worldwide
December 31, 2005 (continued)	LLC3	CFHS 4	Leasing Corp5	Total

Lease revenues and interest and other income	$3,911	$2,283	$601
Less: Depreciation and amortization expense	4,934	5,541	--
Interest expense	1,856	--	--
General and administrative expenses	104	120	590
Net (loss) income	$(2,983)	$(3,378)	$11

Partnership’s share of net (loss) income	$(1,207)	$(637)	$2	$(1,854)

1	The Partnership owns a 48% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owns a 40% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
3	The Partnership owns a 40% interest in the PLM CAL II LLC that was formed in the fourth quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
4	The Partnership owns a 19% interest in CFHS that was formed in the third quarter of 2004 that owns various types of machinery and other equipment.
5	The Partnership owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

7. Equity Investment in Affiliated Entities (continued)

For the year ended	Lion	PLM CAL I	PLM CAL II
December 31, 2004	Partnership[1]	LLC [2]	LLC [3]	CFHS [4]

Lease revenues and interest and other income	$7,218	$1,372	$1,354	$260
Less: Depreciation and amortization expense	1,115	2,210	2,206	979
Interest expense	--	683	682	--
Operations support	4,434	--	--	--
General and administrative expenses	415	65	65	21
Net income (loss)	$1,254	$(1,586)	$(1,599)	$(740)

Partnership’s share of net Income (loss)	$582	$(631)	$(636)	$(139)

	Aero		PLM
For the year ended	California	Clement	Worldwide
December 31, 2004 (continued)	Trust [5]	Partnership[6]	Leasing Corp.[7]	Total

Lease revenues and interest and other income	$495	$--
Less: Depreciation and amortization expense	49	--
Operations support	26	25
General and administrative expenses	25	29
Net income	$395	$54

Partnership’s share of net income (loss)	$99	$26	$42	$(657)

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

PLM Worldwide Leasing Corp. was dissolved during the fourth quarter of 2005.

8.	Operating Segments (as restated)

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

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

8.	Operating Segments (as restated) (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine			Machinery
For the year ended	Vessel	Aircraft	Trailer	And Other
December 31, 2005	Leasing	Leasing	Leasing	Equipment	Other[1]	Total

Revenues
Lease revenue	$18	$957	$--	$--	$--	$975
Interest and other income	--	101	8	--	306	415
Gain on disposition of equipment	--	1,197	--	--	--	1,197
Total revenues	18	2,255	8	--	306	2,587

Expenses
Depreciation and amortization	--	15	--	--	--	15
Operations support	--	10	--	--	--	10
Management fees to affiliate	1	27	9	--	--	37
General and administrative expenses	--	53	--	--	597	650
Total expenses	1	105	9	--	597	712
Equity in net income (loss) of equity
investments	1,185	(2,402)	--	(637)	--	(1,854)
Income (loss) from continuing operations	$1,202	$(252)	$(1)	$(637)	$(291)	$21

Total assets as of December 31, 2005	$2,952	$3,104	$--	$3,012	$2,097	$11,165

	Marine			Machinery
For the year ended	Vessel	Aircraft	Trailer	And Other
December 31, 2004	Leasing	Leasing	Leasing	Equipment	Other[1]	Total

Revenues
Lease revenue	$--	$1,053	$26	$--	$--	$1,079
Interest and other income	--	1,360	17	--	111	1,488
Gain on disposition of equipment	--	649	--	--	--	649
Total revenues	--	3,062	43	--	111	3,216

Expenses
Depreciation and amortization	--	551	--	--	4	555
Operations support	--	102	11	--	--	113
Management fees to affiliate	--	88	16	--	--	104
General and administrative expenses	3	684	13	--	895	1,595
Recovery of bad debts	--	(1,296)	--	--	--	(1,296)
Total expenses	3	129	40	--	899	1,071
Equity in net income (loss) of equity
investments	608	(1,126)	--	(139)	--	(657)
Income (loss) from continuing operations	$605	$1,807	$3	$(139)	$(788)	$1,488
Investments in equity investments	$--	$22,878	$--	$3,783	$--	$26,661
Total assets as of December 31, 2004	$3,035	$6,211	$184	$3,645	$18,162	$31,237

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets and assets held for sale. Also includes certain interest income and costs not identifiable to a particular segment, such as certain amortization and general and administrative expenses.

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

9.	Geographic Information (as restated)

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

The following table sets forth net income (loss) information from continuing operation by region for the owned equipment and equity investments in affiliated entities for the years ended December 31 (in thousands of dollars):

	Owned Equipment		Equity Investments
Region	2005	2004	2005	2004
United States	$189	$275	$(3,038)	$(1,364)
Canada	421	429	--	--
South America	979	2,113	--	--
Central America	559	119	--	99
Rest of the world	18	(3)	1,184	608
Regional income (loss)	2,166	2,933	(1,854)	(657)
Administrative and other	(291)	(788)	--	--
Income (loss) from continuing operations	$1,875	$2,145	$(1,854)	$(657)

The net book value of owned equipment under operating lease and equity investments in affiliated entities as of December 31 are as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
Region	2005	2004	2005	2004
United States	$--	$--	$5,091	$8,131
Canada	--	--	--	--
Central America	56	68	--	48
Rest of the world	--	--	2,952	3,035
Net book value	$56	$68	$8,043	$11,214

PLM EQUIPMENT GROWTH FUND V
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

10. Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit (as restated)

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

Basic earning or loss per weighted average limited partnership unit from continuing operations, operation of discontinued operations, gain on disposition of discontinued operations and any special allocations to the limited partners are based on the following for the years ended December 31 (in thousands of dollars, except weighted-average limited partnership unit amounts):

	2005	2004
Attributable to limited partners:
Basic income from continuing operations	$21	$1,488
Special allocation of loss	(1,134)	--
(Loss) income from continuing operations
attributable to limited partners	(1,113)	1,488
Loss from operation of discontinued operations	(579)	(415)
Gain on disposition of discontinued operations	4,678	--
Net income	$2,986	$1,073

Weighted average limited partnership units outstanding	8,478,448	8,478,448
Basic earnings per weighted average limited partnership unit:
(Loss) income from continuing operations	$(0.13)	$0.18
Loss from operation of discontinued operations	(0.07)	(0.05)
Gain on disposition of discontinued operations	0.55	--
Net income per weighted average limited
partnership unit	$0.35	$0.13

11. Accounts and Other Receivable

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

13. Concentrations of Credit Risk

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

14. Income Taxes (as restated)

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2005 and 2004, the financial statement carrying amount of assets and liabilities was approximately $22.1 million and $23.2 million, respectively, lower than the federal income tax basis of such assets and liabilities and the Partnership's income was approximately $1.6 million and $6.0 million, respectively, higher than the federal income tax basis. These differences are primarily due to the tax treatment of depreciation, equipment reserves, provisions for bad debts, lessees’ prepaid deposits, and of underwriting commissions and syndication costs.

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

15. Contingencies

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. The General Partner does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

PLM EQUIPMENT GROWTH FUND V

INDEX OF EXHIBITS

Exhibit			Page

4.		Amended and Restated Limited Partnership Agreement of Partnership.	*

4.	1	First Amendment to the Amended and Restated Limited Partnership Agreement.	*

4.	2	Second Amendment to the Amended and Restated Limited Partnership Agreement.	*

10.	1	Management Agreement between the Partnership and PLM Investment
		Management, Inc.	*

10.	2	Settlement Agreement between PLM Worldwide Leasing Corp. and Varig
		S.A. dated October 11, 2002.	*

10.	3	PLM CAL I LLC operating agreement dated June 4, 2004.	*

10.	4	PLM CAL II LLC operating agreement dated June 4, 2004.	*

10.	5	PLM CAL I LLC equipment purchase agreement dated August 26, 2004.	*

10.	6	PLM CAL II LLC equipment purchase agreement dated August 26, 2004.	*

10.	7	Trust Indenture and Mortgage 645 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	8	Trust Indenture and Mortgage 646 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	9	Trust Indenture and Mortgage 647 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	10	Trust Indenture and Mortgage 648 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	11	Trust Indenture and Mortgage 645 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	12	Trust Indenture and Mortgage 646 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	13	Trust Indenture and Mortgage 647 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	14	Trust Indenture and Mortgage 648 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	15	Modification of Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated September 24, 2004.	*

10.	16	Amended and Restated Loan and Security Agreement by and between MILPI Holdings LLC and LaSalle National Bank Association dated July 15, 2005.	*

10.	17	Asset Purchase Agreement dated as of August 4, 2005.	*

14.		PLM Financial Services Inc. Code of Ethics.	*

31.	1	Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act of 2002.	45

31.	2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act of 2002.	46

32.	1	Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act of 2002.	47

32.	2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act of 2002.	48

* Incorporated by reference. See page 16-17 of this report.